Form 10-Q
period 2013-06-30
Emerge Energy Services LP
filed 2013-08-14
CIK 1555177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐   NO ☒

At August 14, 2013, there were 23,219,680 common units outstanding.

Explanatory Note

A portion of the information contained in this report relates to periods that ended prior to the closing of the initial public offering (“IPO”) on May 14, 2013 of Emerge Energy Services LP, and prior to the effective dates of certain agreements discussed herein.  Consequently, a portion of the unaudited condensed consolidated financial statements and related discussion of financial condition and results of operations contained in this report pertain to Superior Silica Holdings LLC and AEC Holdings LLC (collectively, the “Predecessor”), and the pre-IPO entities of Emerge Energy Services LP and Emerge Energy Services Operating LLC.  We derived the Predecessor’s unaudited condensed consolidated financial statements from the unaudited condensed consolidated financial statements of Superior Silica Holdings LLC and AEC Holdings LLC and the pre-IPO entities of Emerge Energy Services LP and Emerge Energy Services Operating LLC.  The unaudited condensed consolidated financial statements should be read in conjunction with the accompanying notes and with the historical consolidated financial statements and related notes set forth in earlier public filings.

On May 14, 2013, the Partnership completed its IPO and prior to closing of the IPO, the Predecessor contributed its combined businesses and net assets to the Partnership.  The contribution of the Predecessor’s businesses and net assets is being recognized for accounting purposes at its historical carryover basis as it is considered a reorganization of entities under common control.  After the contribution of Predecessor’s businesses and net assets and closing the IPO, the Partnership has retroactively reported its financial statements as if the contribution occurred at the beginning of the periods presented.  In addition, on May 14, 2013, the Partnership acquired Direct Fuels, LLC (“Direct Fuels”).  The acquisition of Direct Fuels was accounted for as a business combination using the acquisition method of accounting.  The financial position and results of operations of Direct Fuels were included in the consolidated financial statements from and after the date of acquisition.

The Partnership has owned and operated the businesses of the Predecessor and Direct Fuels since closing of the IPO on May 14, 2013.  The results of the Predecessor may not be indicative of the Partnership’s future financial results.

As used in this report, the terms “we,” “us,” “our,” “Partnership,” and “EMES” refer to Emerge Energy Services LP and its subsidiaries, including the Predecessor.

PART I               FINANCIAL INFORMATION

Item 1.                   Financial Statements

EMERGE ENERGY SERVICES LP

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands)

	As of June 30, 2013	As of December 31, 2012

ASSETS

Current Assets:
Cash and equivalents	$14,980	$1,467
Restricted cash and equivalents	6,191	-
Trade and other receivables, net	46,398	26,781
Inventories	32,309	22,848
Direct financing lease receivable	1,627	1,579
Prepaid expenses and other current assets	6,344	2,602

Total current assets	107,849	55,277

Property, plant and equipment, net	135,831	120,851
Mineral resources, net	10,550	10,563
Intangible assets, net	44,876	1,426
Goodwill	29,264	-
Deferred financing and public offering costs, net	3,568	7,085
Deposits and other assets	534	587

Total assets	$332,472	$195,789

LIABILITIES AND PARTNERS’ EQUITY

Current Liabilities:
Accounts payable	$30,355	$27,622
Accrued liabilities	8,538	7,278
Deferred compensation and stock-based compensation liability	6,216	-
Deferred revenue	1,021	801
Current portion of long-term debt	481	9,321
Current portion of capital lease liability	2,028	1,548
Current portion of advances from customers	-	4,043

Total current liabilities	48,639	50,613

Long-term debt, net of current portion	112,566	129,641
Capital lease liability, net of current portion	3,853	5,428
Asset retirement obligations	690	690

Total liabilities	165,748	186,372

Commitments and contingencies

Partners’ Equity:
Predecessor members’ equity	-	9,417
General partner	-	-
Limited partner common units (23,219,680 units issued and outstanding as of June 30, 2013)	166,724	-

Total partners’ equity	166,724	9,417

Total liabilities and partners’ equity	$332,472	$195,789

See accompanying notes to unaudited condensed consolidated financial statements.

EMERGE ENERGY SERVICES LP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands except per unit data)

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2013	2012	2013	2012

REVENUES

Revenues from fuel sales (1)	$168,910	$134,889	$287,633	$243,046
Revenues from sand sales	30,891	15,760	59,209	30,066
Other revenues	5,128	1,761	10,142	3,318

Total revenues	204,929	152,410	356,984	276,430

OPERATING EXPENSES

Cost of product (1)	171,676	135,429	294,181	243,517
Operations and maintenance	11,084	4,142	20,067	8,142
Depreciation, depletion and amortization	4,922	2,125	8,076	4,324
Selling, general and administrative expenses	4,832	2,775	8,206	5,206
IPO transaction-related costs	10,922	-	10,922	-
Stock-based compensation expense	1,221	-	1,221	-
Loss on disposal of equipment	-	-	-	5

Total operating expenses	204,657	144,471	342,673	261,194

Income from operations	272	7,939	14,311	15,236

OTHER EXPENSE (INCOME)

Interest expense, net	3,450	2,809	7,663	5,616
Loss on early extinguishment of debt	907	-	907	-
Other	(117)	(9)	(159)	(16)

Total other expense (income)	4,240	2,800	8,411	5,600

Income (loss) before provision for income taxes	(3,968)	5,139	5,900	9,636

Provision for income taxes	95	20	125	41

NET INCOME (LOSS)	(4,063)	$5,119	5,775	$9,595

Less Predecessor net income before May 14, 2013	3,286		13,124

Net loss from May 14, 2013 to June 30, 2013	$(7,349)		$(7,349)

Loss per common unit (basic and diluted) (2)	$(.32)		$(.32)

Weighted average number of common units outstanding (basic and diluted) (2)	23,220		23,220

(1) Fuel revenues and cost of product include excise taxes and similar taxes	$12,885	$7,976	$23,649	$13,607

(2) See Note 10 to unaudited condensed consolidated financial statements

See accompanying notes to unaudited condensed consolidated financial statements.

EMERGE ENERGY SERVICES LP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

($ in thousands)

	Limited Partner Common Units	General Partner (non- economic interest)	Predecessor	Total Partners’ Equity

Balance at December 31, 2011	$-	$-	$(7,780)	$(7,780)

Net income from January 1, 2012 through June 30, 2012	-	-	9,595	9,595

Balance at June 30, 2012	$-	$-	$1,815	$1,815

Balance at December 31, 2012	$(79)	$-	$9,496	$9,417

Net income (loss) from January 1, 2013 through May 13, 2013	(97)	-	13,221	13,124

Balance at May 13, 2013	(176)	-	22,717	22,541

Proceeds from IPO, net of offering costs	116,220	-	-	116,220

Contribution of Predecessor net assets in exchange for common units	22,717	-	(22,717)	-

Common units issued on business acquired	53,721	-	-	53,721

Stock-based compensation expense	1,221	-	-	1,221

Post-IPO distribution to prior owners including over commitment proceeds	(19,628)	-	-	(19,628)

Redemption of original limited partner interest	(2)	-	-	(2)

Net loss from May 14, 2013 through June 30, 2013	(7,349)	-	-	(7,349)

Balance at June 30, 2013	$166,724	$-	$-	$166,724

See accompanying notes to unaudited condensed consolidated financial statements.

EMERGE ENERGY SERVICES LP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	For the Six Months Ended June 30
	2013	2012

Cash flows from operating activities:
Net income	$5,775	$9,595
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	6,446	4,166
Amortization of intangibles	1,630	158
Stock-based compensation expense	1,221	-
Interest converted to long-term debt	3,125	-
Loss on early extinguishment of debt	907	-
Provision for doubtful accounts	64	53
Loss on disposal of equipment	-	5
Amortization of deferred financing costs	462	330
Accretion of restructured long-term debt and amortization of debt discount	(8)	(138)
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable	(10,618)	(10,798)
Inventories	(2,440)	(1,018)
Prepaid expenses and other current assets	1,371	(164)
Accounts payable and accrued liabilities	10,853	4,797
Deferred revenue	220	-
Deposits and other assets	90	-
Tax refund and income taxes payable	(2,268)	28
Net cash provided by operating activities	16,830	7,014

Cash flows from investing activities:
Purchases of property, plant, equipment, and software	(15,970)	(9,585)
Proceeds from sale of asset held for sale	-	1,338
Proceeds from disposal of equipment	-	7
Acquisition of Direct Fuels, net of cash acquired	(16,686)	-
Collection of notes receivable	7	6
Net cash used in investing activities	(32,649)	(8,234)

Cash flows from financing activities:
Proceeds from IPO including over commitment	122,221	-
IPO offering costs	(6,001)	-
Proceeds from line of credit borrowings	112,687	-
Repayment of line of credit borrowings	(121)	-
Repayment of Predecessor debt	(163,161)	(22,500)
Proceeds from Predecessor debt (excluding Direct Fuels)	21,493	20,500
Repayment of Direct Fuels’ debt	(21,673)	-
Distributions to Predecessor owners	(19,628)	-
Pre-IPO dividends paid (Direct Fuels)	(11,500)	-
Payment of financing costs	(3,660)	-
Payments on capital lease obligation	(1,095)	(574)
Repayment of other debt	(309)	(1,023)
Proceeds from other long-term debt	81	710
Redemption of general partner interest	(2)	-
Net cash provided by (used in) financing activities	29,332	(2,887)

Cash and cash equivalents:
Net increase (decrease)	13,513	(4,107)
Balance at beginning of period	1,467	6,521
Balance at end of period	$14,980	$2,414

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$2,825	$3,560

Supplemental disclosure of non-cash investing and financing activities:
Customer advances offset against accounts receivable	4,043	4,578
Deferred financing costs added to long-term debt	-	969
Public offering costs accrued and not paid	273	2,149
Financing costs accrued and not paid	-	355
Prepaid insurance financed with note payable	-	470
Deferred compensation expense	6,216	-
Issuance of common units to acquire Direct Fuels	53,721	-

See accompanying notes to unaudited condensed consolidated financial statements.

EMERGE ENERGY SERVICES LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.              ORGANIZATION AND BASIS OF PRESENTATION

Organization

Emerge Energy Services LP is a Delaware limited partnership formed in April 2012.  Upon the consummation of the Partnership’s initial public offering, Superior Silica Holdings LLC (“SSH”) and AEC Holdings LLC (“AEC Holdings”) contributed all their equity interests in Superior Silica Sands LLC (“SSS”) and Allied Energy Company LLC (“AEC”), respectively, to the Partnership. As discussed further below, we purchased the equity interests in Direct Fuels LLC (“Direct Fuels”) from Direct Fuels Partners, L.P. (“Direct Fuels Partners”) at consummation of the IPO.  The general partner of the Partnership is Emerge Energy Services GP LLC.  Our general partner does not have a direct economic interest in us.

We are a growth-oriented energy services company engaged in: (i) the business of mining, producing, and distributing silica sand that is a key input for the hydraulic fracturing of oil and gas wells; and, (ii) the business of distributing refined motor fuels, refining transportation mixture (“transmix”) and biodiesel, operating bulk motor fuel storage terminals, and providing complementary services.  We report silica sand activities through the Sand Segment (“Sand”) and motor fuel operations through the Fuel Distribution and Services Segment (“Fuel”).  For items of income and costs that cannot be directly associated with the Sand and Fuel segments, we allocate these items of income, if any, and costs as “Other.”

The Sand segment conducts mining and processing operations from facilities located in Wisconsin and Texas.  In addition to mining and processing silica sand for the oil and gas industry, the Sand segment sells its product for use in building products and foundry operations.  The Fuel segment operates transmix processing facilities located in the Dallas-Fort Worth area with a second transmix unit in Birmingham, Alabama.  The Fuel segment also offers third party bulk motor fuel storage and terminal services, bio-diesel refining, the sale and distribution of wholesale motor fuels, reclamation services (which consists primarily of cleaning bulk storage tanks used by other petroleum terminal and others), and the blending of renewable fuels.

Initial Public Offering (“IPO”) of Emerge Energy Services LP

On May 8, 2013, the Partnership priced an initial public offering of 7,500,000 common units at a price of $17.00 per unit ($15.85 per common unit, net of underwriting discounts and structuring fee). The IPO was made pursuant to a registration statement on Form S-1 originally filed on March 22, 2013, as amended (Registration No. 333-187487) that was declared effective by the SEC on May 8, 2013. On May 20, 2013, the underwriters exercised their option to purchase an additional 209,906 common units. The net proceeds from the IPO of approximately $122.2 million (including net proceeds of $3.3 million from the exercise of the underwriters’ over-allotment option), after deducting the underwriting discount and the structuring fee, were used to: (i) repay existing subsidiary debt, in the amount of approximately $87.6 million, (ii) pay offering expenses of approximately $10.6 million, (iii) pay and initial funding of cash-based compensation awards to senior management of approximately $8.9 million, (iv) provide the Partnership with working capital of approximately $11.5 million and (v) provide a distribution to equity holders of $3.6 million.

Upon the closing of the IPO, the consolidated historical financial statements of SSH, AEC Holdings, and the Partnership became the historical financial statements as discussed below.

Basis of Presentation and Consolidation

SSH and AEC Holdings, which together constitute our Predecessor for accounting purposes, were, prior to the completion of the IPO, under the common control of a private equity fund managed and controlled by Insight Equity and, as a result, their contribution to the Partnership was recorded as a combination of entities under common control, whereby the assets contributed and liabilities assumed are recorded based on their historical carrying value.  After the contribution of the Predecessor’s business and net assets, the Partnership has retroactively reported its financial statements as if the contribution occurred at the beginning of the periods presented. We accounted for the purchase of Direct Fuels under Financial Accounting Standards Board Accounting Standards Council (FASB ASC), Statement 805, Business Combinations, whereby the net assets acquired are recorded at fair value on the date of acquisition.  The acquisition of Direct Fuels was accounted for as a business combination using the acquisition method of accounting.  The financial position and results of operations of Direct Fuels were included in the consolidated financial statements from and as of the date of acquisition.  We acquired Direct Fuels to expand our operations, gain new customers, improve margins, and increase its markets through a larger geographical presence.  After completing the acquisition on May 14, 2013, the Partnership owned 100% of Direct Fuels.  We funded the acquisition with a combination of cash, issuance of common units and assumption of debt.

For periods prior to our IPO, the accompanying condensed consolidated financial statements and related notes present the historical accounts of the Predecessor.  The accompanying unaudited condensed consolidated financial statements, to the extent they relate to periods prior to the IPO, are not necessarily indicative of the actual results of operations that might have occurred if we had operated separately during that time.

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  All significant intercompany transactions and balances have been eliminated in consolidation.

Acquisition

On May 14, 2013, we acquired Direct Fuels from Direct Fuels Partners L.P. for $98.3 million.  Direct Fuels operates a motor fuel terminal and transmix processing facilities in Texas.  Direct Fuels’ identifiable assets acquired and liabilities assumed by us were recognized based upon the fair values determined on the date of acquisition.

The fair values of Direct Fuels property, plant and equipment as well as its identifiable intangible assets were determined with assistance from an independent third-party appraisal expert.  Our preliminary assessment of the fair value of the assets acquired and liabilities assumed as of May 14, 2013 indicates that the consideration given exceeded the fair value of net assets acquired.  Our preliminary assessment indicates that the excess of consideration over the fair value of assets acquired (“Goodwill”) is $29.3 million.  We may revise these preliminary estimates in future periods if the final assessment differs materially from the preliminary assessment.  We will record any material change in the preliminary estimates of the fair value of the assets and liabilities as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill.  The primary factor that gives rise to goodwill is the premium we were willing to pay to expand our operations into the geographical territories currently served by Direct Fuels.    The ability to expand our operations encompasses gaining access to new customers combined with the improved margins attainable through increased market exposure.  Additionally, the goodwill is attributable to the value of Direct Fuels’ assembled workforce, including a management team, as well as synergies expected to arise through the streamlining of operations.

The purchase price allocation is preliminary pending the completion of independent valuation of assets primarily on identified intangibles.   The reconciliation of fair values (in thousands) of the assets acquired and liabilities assumed related to the Direct Fuel purchase price follows:

Total purchase price	$98,277

Fair value of identifiable assets and liabilities acquired:
Cash	$6,197
Accounts receivable	9,845
Other current assets	13,146
Property, plant and equipment	14,897
Intangible assets	45,080
Goodwill	29,264
Total assets acquired	118,429

Less accounts payable and accrued liabilities	8,652
Less dividend payable	11,500
Total current liabilities	20,152

Net assets acquired	$98,277

The consideration for the Direct Fuels acquisition totaled $98.3 million.  In May 2013, we paid $22.9 million in cash, issued 3,180,612 common units with a fair value totaling $53.7 million, and assumed $21.7 million in long-term debt.  The receivables acquired represent the gross contractual amounts and are stated at fair market value.  We expect to collect all contractual cash flows derived from these receivables.  Prior to acquisition, Direct Fuels declared a cash dividend totaling $11.5 million which will come from cash and receivables.  The $11.5 million dividend payable is a pre-IPO distribution and was paid after the acquisition.

We attributed $45.1 million to intangible assets associated with Direct Fuels’ customer relationships, long-term supply and transportation contracts, and a non-compete agreement. We amortize the customer relationships using an accelerated method (based on expected future cash flows) and the other intangibles using straight-line method over their estimated useful lives.  The useful lives range as follows: (i) customer relationships, 16 years; (ii) long-term supply and transportation assets, three to 18 months; and (iii) non-compete agreement, four years.

In 2013, we expensed $1.5 million of transaction costs associated with the acquisition of Direct Fuels.  We reported these costs as IPO transaction-related costs within operating expenses.  For the period May 14, 2013 (date of acquisition) through June 30, 2013, Direct Fuels’ revenues totaled $40.7 million and it reported a net loss of $1.8 million.

The following unaudited pro forma financial information (in thousands) presents the combined results of operations of the Partnership and Direct Fuels as if the transaction had occurred on January 1, 2012.  The pro forma information is not necessarily indicative of what the results of operations actually would have been had the acquisition been completed on January 1, 2012.  In addition, the unaudited pro forma financial information is not indicative of, nor does it purport to project, the future operating results of the Partnership.  The unaudited financial information excludes acquisition and integration costs and does not give effect to any estimated and potential cost savings or other operating efficiencies, if any, that might result from the acquisition.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Revenues	$242,044	$235,300	$480,206	$441,368

Net income (loss)	$(4,853)	$3,441	$5,204	$8,520

2.              SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Emerge Energy Services LP’s prospectus dated May 8, 2013 (the “Prospectus”) included in its Registration Statement on Form S-1, as amended (SEC File No. 333-187487).  Certain information and footnote disclosures required by GAAP for complete annual consolidated financial statements have been omitted and, therefore, these interim financial statements should be read in conjunction with the SSH and AEC Holdings audited consolidated financial statements for the year ended December 31, 2012, which are included in the Prospectus.  In the opinion of management, these financial statements, which have been prepared pursuant to the rules of the SEC and GAAP for interim financial reporting, reflect all normal and recurring adjustments necessary to state fairly the results for the interim periods.  The results of operations for the six months ended June 30, 2013 are not necessarily indicative of those for a full year or any other interim period due to the seasonal and weather-related conditions in certain aspects of the Partnership’s business.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  We evaluate our estimates and assumptions on a regular basis.  We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from those estimates and such differences could be material.

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

We sell some of our Sand segment products under short-term price agreements or at prevailing market rates.  The majority of our Sand segment revenues are realized through take-or-pay supply agreements with large oilfield services companies.  The initial terms of these contracts expire between 2013 and 2021.  These agreements define, among other commitments, the volume of product that our customers must purchase, the volume we must provide and the price that we will charge, as well as the rate that our customers will pay. Prices under these agreements are generally fixed and subject to adjustment, upward or downward, only for certain changes in published producer cost indices or market factors.  With respect to the take-or-pay arrangements, if the customer is unable to carry forward minimum quantity deficiencies, we recognize Sand segment revenues to the extent of the minimum contracted quantity, assuming payment has been received or is reasonably assured.  If deficiencies can be carried forward, receipts in excess of actual sales are recognized as deferred revenues until production is actually taken or the right to carry forward minimum quantities expires.

Sand segment revenues from sales to customers who have advanced payments to us are invoiced to accounts receivable and recognized as revenue at the gross contractual rate per ton.  Subsequently, we recognize a reduction of accounts receivable and a corresponding reduction in the “advances from customers” liability (net of accrued interest) for the contracted repayment rate per ton.  As of June 30, 2013, we have satisfied the customer advances in full.

Transportation revenue is reported in other revenue and is derived from charging our customers: (i) to deliver product to their locations, (ii) to deliver product to a transload site from which customers are able to take possession, or (iii) for leased rail cars used to transport product to the customer’s location.  Transportation expense is the cost we pay to ship (i) product from our production facilities to customer facilities, (ii) to a transload site from which customers can take possession or (iii) to a third party for lease of rail cars which are then leased to other customers to transport the product to the customer’s location, and it is included in operations and maintenance costs.

We recognize Fuel segment revenue related to our terminals, reclamation, transportation services, and sales of motor fuels, net of trade discounts and allowances, in the reporting period in which the services are performed and motor fuel products are transferred from our terminals, title and risk of ownership pass to the customer, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable.  Our Fuel segment also sells renewable identification numbers (“RINS”) under a contractual arrangement.  The Fuel segment records RINS as a reduction in the cost of product when they become eligible for sale under rules established by the Environmental Protection Agency.  For the three months ended June 30, 2013 and 2012, RINS reduced cost of product by $1.2 million and $0, respectively.  For the six months ended June 30, 2013 and 2012, RINS reduced cost of product by $2.1 million and $0, respectively.

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

Our financial instruments consist primarily of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable and debt instruments.  The carrying amounts of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable and accounts payable are representative of their fair values due to their short maturities.  The carrying amount for our senior secured credit facility approximates fair value because the underlying instrument includes provisions that adjust our interest rates based on current market rates.  We determined the fair value of the Predecessor’s debt instruments using Level 2 inputs.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentration of credit risk are cash and cash equivalents and trade accounts receivable.  Our cash and cash equivalents were fully insured as of December 31, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012.  Under the program, there is no limit to the amount of insurance for eligible accounts.  Beginning in 2013, insurance coverage reverted to $250,000 per depositor at each financial institution and certain of our cash balances did exceed federally insured limits as of June 30, 2013.  We maintain our cash and cash equivalents in financial institutions we consider to be of high credit quality.

We provide credit, in the normal course of business, to customers located throughout the United States.  We perform ongoing credit evaluations of our customers and generally do not require collateral.  In addition, we regularly evaluate our credit accounts for loss potential.

Our largest two customer balances represented 15% and 14% of the trade accounts receivable balance as of June 30, 2013 while the top two customer balances represented 15% and 14% as of December 31, 2012, respectively.  No other customer balance exceeded 10% of the total trade accounts receivable balance as of June 30, 2013 and December 31, 2012.

No individual customer represented more than 10% of revenues for the six months ended June 30, 2013 while two customers individually represented 10% of revenues each for the six months ended June 30, 2012.

Restricted Cash and Cash Equivalent

The Partnership is required under agreements with our chief executive officer (“CEO”) and an officer in our Sand segment (the “Sand Officer”) to establish Rabbi Trusts which will be used to fund deferred compensation as described in the agreements.  Restricted cash is invested in short-term instruments at market rates; therefore the carrying value approximates fair value.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recognized at their invoiced amounts and do not bear interest.  We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  We estimate our allowances based on specifically identified amounts that are believed to be uncollectible.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The allowance for doubtful accounts was $0.24 million at June 30, 2013, and $0.12 million at December 31, 2012.

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

Accounting for Renewable Identification Numbers

The Fuel segment is required to comply with federal laws that regulate biofuels and renewable identification numbers (“RINS”).  RINS are serial numbers assigned to biofuels for the purpose of tracking its production, use, and trading as required by the United States Environmental Protection Agency’s Renewable Fuel Standard implemented according to the Energy Policy Act of 2005.  Generally, companies that refine petroleum-based fuels are obligated to meet certain quotas based on the volume of fuel they introduce into the marketplace.  The Partnership is required to satisfy these obligations to the extent previously non-certified fuels are included or introduced into transmix feedstock.  The Partnership accounts for these direct obligations as a liability until satisfied.  As of June 30, 2013 and December 31, 2012, accrued liabilities include $0.2 and $0 million, respectively, for obligations under the Energy Policy Act of 2005.

The Fuel segment routinely purchases ethanol for blending with conventional gasoline.  To a lesser extent, the Fuel segment purchases biodiesel for blending with conventional diesel.  The Fuel segment has the option to purchase these fuels with or without RINS.  RINS have value because there is an active trading market between buyers and sellers.  The supplier offers biofuels products at two price points.  The supplier has one price, generally higher, that includes both the physical product and the RINS.  The second price, generally lower, is for the product exclusive of the RINS.  The Fuel segment purchases the product and the RINS.

The Fuel segment accounts for RINS in a manner similar to the purchase of conventional fuels.  At point of purchase, the total transaction cost is charged to cost of products.  This includes the cost of the embedded RINS.  For inventory valuation, the RINS value is removed and reported separately as other current assets and the offsetting credit allocated to cost of product.  For biofuels purchases that include RINS, this treatment allows consistent measurement of margins without regard to the RINS.  The Fuel segment values separately reported RINS at fair value using Level 1 inputs.  As of June 30, 2013 and December 31, 2012, other current assets include RINS valued at $1.1 and $0.6 million, respectively.

Motor Fuel Taxes

We report excise taxes on motor fuels on a gross basis.  For the three months ended June 30, 2013 and 2012, excise taxes included in fuel revenues and cost of fuel totaled approximately $12.9 million and $8.0 million, respectively. For the six months ended June 30, 2013 and 2012, excise taxes included in fuel revenues and cost of product totaled approximately $23.6 million and $13.6 million, respectively.

Direct Financing Lease Receivable

In July 2012, we entered into an agreement with a third party in which we built a wet sand processing plant and the third party agreed to operate the plant for the purpose of processing wet sand.  We pay a specified fee per ton of processed sand purchased by us for the ten-year term of the agreement and the full amount is recorded as raw materials cost.  In turn, we withhold a fixed fee per ton as payment by the third party for eventual transfer of ownership of the plant.  The initial cost of the plant totaling $2.7 million was recognized as a direct financing lease receivable in September 2012.  The fee from the third party will no longer be withheld when we recover the full cost of the plant including interest at 6.0% per annum.  We anticipate receiving the full amount of this receivable within two years from inception of the agreement and, accordingly, we classified a portion of the receivable as a current asset based on our anticipated processed sand purchases.  We routinely monitor compliance with payment terms and assess the account for collectability.

Property, Plant and Equipment, net

We recognize purchases of property, plant and equipment at cost, including capitalized interest.  Maintenance, repairs and renewals are expensed when incurred. Additions and significant improvements are capitalized.  Disposals are removed at cost less accumulated depreciation and any gain or loss from dispositions is recognized in income.

Depreciation and amortization of other property, plant and equipment is provided for, commencing when such assets become operational, on the straight-line basis over the following estimated useful lives.

Useful Lives

Building and land improvements including assets under capital lease	10 – 39 years
Tanks and equipment	7 – 40 years
Railroad and related improvements	20 - 40 years
Sewer connection	15 years
Machinery and equipment	5 – 10 years
Plant equipment including assets under capital lease	5 – 7 years
Industrial vehicles	3 – 7 years
Furniture, office equipment, and software	3 – 7 years
Leasehold improvements	3 – 5 years or lease term, whichever is less

Depreciation and amortization expense for the three months ended June 30, 2013 and 2012 totaled $3.3 million and $2.1 million, respectively.  For the six months ended June 30, 2013 and 2012, depreciation and amortization expense totaled $6.4 million and $4.1 million, respectively.

Mineral Resources, net

Mineral resources are initially recognized at cost, which approximates the estimated fair value as of the date of acquisition.  The provision for depletion of the cost of mineral resources is computed on the units-of-production method.  Under this method, we compute the provision by multiplying the total cost of the mineral resources by a rate arrived at dividing the physical units of sand produced during the period by the total estimated mineral resources at the beginning of the period.  Depletion expense for the three months ended June 30, 2013 and 2012 totaled $8,700 and $10,300, respectively.  Depletion expense for the six months ended June 30, 2013 and 2012 totaled $14,000 and $25,900, respectively.

Deferred Public Offering Costs

Deferred Public Offering Costs consist primarily of direct and incremental professional fees incurred related to our IPO and totaled $3.6 million as of December 31, 2012.  We initially deferred these costs and subsequently charged them against IPO proceeds.

Intangible Assets

Intangible assets consist of trade names, customer relationships, supply and transportation arrangements, and a non-compete agreement.  Trade names are amortized on a straight-line basis over 10 years; customer relationships are amortized using the economic benefits method over 16 years; supply and transportation arrangements are amortized using the straight-line method over varying periods up to four years; and non-compete agreements  are amortized on a straight-line basis over four years.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of

In accordance with FASB ASC 360-10-05, Impairment or Disposal of Long-Lived Assets, long-lived assets such as property, plant, and equipment, and intangible assets subject to amortization are reviewed for impairments whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable.  If circumstances require a long-lived asset be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs. The recoverability of intangible assets subject to amortization is also evaluated whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. In management’s opinion, no impairment of long-lived assets exists at June 30, 2013 and December 31, 2012.

Deferred Financing Costs

Financing costs that are directly and incrementally associated with new borrowings are capitalized and amortized using the straight-line method that approximates the effective interest method.

Goodwill

We allocate to goodwill any excess purchase price over the fair value of the tangible and identifiable intangible assets acquired in a business combination.  As of June 30, 2013 and December 31, 2012, goodwill totaled $29.3 million and $0, respectively.  As of these same dates, goodwill is associated with our Fuel segment.  In accordance with GAAP, we will perform impairment testing of goodwill assets no less than annually unless indicators of impairment exist in interim periods.  The impairment test for goodwill uses a two-step process, which is performed at the entity level (the reporting unit).  Step one compares the fair value of the reporting unit (calculated using the enterprise value-market capitalization approach) to its carrying value.  If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed.  Step two compares the carrying value of the reporting unit’s goodwill to the implied fair value (i.e., the fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets).  If the carrying value of goodwill exceeds its implied fair value, we record the excess as an impairment charge to earnings.  We will perform our goodwill impairment test no less than annually.

Derivative Instruments and Hedging Activities

We account for derivatives and hedging activities in accordance with FASB ASC 815-10-05, Accounting for Derivative Instruments and Certain Hedging Activities, which requires entities to recognize all derivative instruments as either assets or liabilities in the balance sheet at their respective fair values.  For financial instruments that do not qualify as an accounting hedge, changes in fair value of the assets and liabilities are recognized in earnings.  Our policy is to not hold or issue derivative instruments for trading or speculative purposes.  Additional disclosures for derivative instruments are presented in Note 12.

Unit-Based Compensation and Unit Incentive Plan

We account for unit-based compensation by recognizing an expense in the financial statements based on the fair value method.  The fair value method requires that a fair value be assigned to a unit grant on its grant date and that this value be amortized over the grantees’ service period.  Restricted and phantom units have a fair value equal to the fair market price of the common units on the date of the grant.  We amortize the fair value of the restricted and phantom units over the vesting period using the straight-line method.  The fair value of certain equity awards granted to key employees were determined using a Monte Carlo simulation.  We will calculate a forfeiture rate to estimate the unit-based awards that will ultimately vest based on types of awards and historical experience.  For performance-based awards, we make estimates as to the probability of the underlying performance being achieved.

Business Segments

We have two operating segments.  The Sand segment consists of the production and sale of various grades of industrial sand primarily used in the extraction of oil and natural gas and the production of building products and foundry materials.  The Fuel segment operates two transmix processing facilities that are located in the Dallas-Fort Worth area and Birmingham, Alabama.  In addition to refining transmix, the Fuel segment sells a suite of complementary fuel products and services, including third-party terminalling services, the sale of wholesale petroleum products, certain reclamation services (which consist primarily of tank cleaning services) and blending of renewable fuels.  For operations and other Partnership activities not managed through our two operating segments, these items of income, if any, and costs are presented herein as “Other.”  Our chief operating decision maker is our chief executive officer.  The chief operating decision maker allocates resources and assesses performance of the business and other activities at the reporting segment level.

Seasonality

For our Sand segment, winter weather affects the months during which we can wash and wet process sand in Wisconsin.  Seasonality is not a significant factor in determining our ability to supply sand to our customers because we accumulate a stockpile of wet sand feedstock during non-winter months.  During the winter, we process the stockpiled sand to meet customer requirements.  However, we sell sand for use in oil and natural gas production basins where severe weather conditions may curtail drilling activities.  This is particularly true in drilling areas located in northern USA and western Canada.  If severe winter weather precludes drilling activities, our frac sand sales volume may be adversely affected.  Generally, severe weather episodes affect production in the first quarter (March 31) with possible effect continuing into the second quarter (June 30). Generally, our Fuel segment does not experience dramatic seasonal shifts in quantities delivered to its customers.

Other Reclassifications

We reclassified certain prior period financial statement balances to conform to the current period presentation.  These reclassifications had no effect on recorded net income or loss.

3.              INVENTORIES

Inventories consisted of the following (in thousands):

	As of June 30, 2013	As of December 31, 2012

Refined fuels	$15,848	$11,323
Fuel raw materials and supplies	10,949	910
Sand raw materials	3,404	8,317
Sand work in process	609	1,598
Sand finished goods	1,499	700

	$32,309	$22,848

4.              LONG-TERM DEBT

Senior Secured Credit Facilities

Prior to our IPO, we maintained several senior secured credit facilities.  In our Sand Segment, we maintained a $60 million credit facility that was comprised of a $30 million Term A note, a $20 million capital expenditure Term B line of credit and a $10 million operating revolving credit facility.  All facilities accrued interest at London Interbank Offered Rates (LIBOR) plus 425 basis points.  At the time of the IPO, we had $27.0 million drawn on the Term A note, $20.0 million drawn on the Term B note and $8.0 million drawn on the operating revolving credit facility. The revolving credit facility was secured by substantially all of our Sand segment accounts receivable and inventory and the term loans had first lien positions on all the remaining assets in our Sand segment.  The senior secured credit facilities required us to maintain certain debt covenants related to leverage and tangible net worth. We repaid Sand segment amounts outstanding under the revolving credit and senior term loan facilities in full at the closing of our IPO.  These repayments totaled approximately $55.1 million.

In our Fuel segment, we maintained a senior secured credit facility consisting of a $15 million revolving credit facility and a term loan that, as of May 13, 2013, had a carrying value of $20.3 million.  Substantially all of our Fuel segment assets collateralized both facilities.  The maturity date of the revolver and term loan was April 1, 2015.  At the time of the IPO, we had $15 million and $20.3 million (carrying value) in outstanding borrowings from the revolver loan and term loan, respectively.  The revolver loan and term loan accrued interest monthly at a rate equal to either (a) the base commercial lending rate of the bank as publicly announced plus applicable margin or (b) a rate equal to LIBOR plus applicable margin, which was tied to our financial performance.  The same credit agreement had a term loan prepayment arrangement whereby we were required to remit 50% of excess cash flow beginning thirty days after delivery of the 2012 audited financial statements to the senior lenders and continuing annually thereafter until maturity.  Based on 2012 financial results and the credit agreement terms controlling the prepayment, we did not owe the conditional prepayment.  We repaid all amounts outstanding under the revolving credit and senior term loan facilities at the closing of the IPO.  On May 14, 2013, we repaid the outstanding balances for both the revolver and term loan facility totaling $15 million and $18.2 million, respectively.

Second Lien Credit Agreement

On September 7, 2012, we entered into a third amended and restated credit agreement with a third party and a related party which was scheduled to mature on March 7, 2017.  As of the time of the IPO, we had $45.3 million in outstanding borrowings bearing cash and “in-kind” interest at a rate of 20% per annum. We repaid all second lien term loans in full at the closing of our IPO.

Third Lien Credit Agreement

On September 7, 2012, we entered into a first amended and restated credit agreement with an affiliate of the owner of our general partner and other lenders named therein. As of the time of the IPO, we owed $5.3 million under this arrangement. The credit agreement governed our third lien term loan, which was scheduled to mature on September 7, 2017 and bore interest at a rate of 0% per annum. We repaid the third lien term loan in full at the closing of our IPO.

Other

On May 14, 2013, as a result of the prepayment prior to maturity of the Predecessor Senior Credit facilities and Second Lien Credit Agreement, the Partnership charged all unamortized deferred financing costs, debt discounts and unaccreted debt restructuring gain and recorded a loss on early extinguishment of debt of $0.9 million.

As described above, the Partnership assumed senior debt associated with the purchase of Direct Fuels.  On May 14, 2013, we repaid all amounts outstanding totaling $21.7 million.

Credit Facility

On May 14, 2013, we entered into a revolving credit and security agreement (the “Credit Agreement”) among the Partnership, as parent guarantor, each of its subsidiaries, as borrowers (the “Borrowers”), and PNC Bank, National Association, as administrative agent and collateral agent.  The Credit Agreement provides for a $150 million senior secured revolving credit facility (the “new credit facility”) under which we initially borrowed approximately $112.6 million.  We used these loan proceeds to (i) make distributions of $17.0 million to SSH and to fund the cash payment in the Direct Fuels acquisition amounting to $22.2 million; and, (ii) repay $73.5 million of existing SSH debt. Our borrowings under the new credit facility initially bears interest at approximately 5.75%.  The Partnership incurred approximately $3.6 million of direct financing costs for professional and legal fees paid to the agent and recorded this as deferred financing cost.  The new credit facility was available to repay our existing indebtedness on the closing date of the IPO, to fund fees and expenses incurred in connection with the IPO and the credit facility, and for general business purposes, including working capital requirements, capital expenditures, permitted acquisitions, making debt payments (but not prepayments) when due, and making distributions and dividends. In addition, the Credit Agreement includes a sublimit of up to $15 million for the issuance of letters of credit. Substantially all of the assets of the Partnership and the Borrowers under the Credit Agreement are pledged as collateral under the Credit Agreement.

The Credit Agreement contains various covenants and restrictive provisions and requires maintenance of certain financial covenants as follows:

•                  a fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 1.10 to 1.00; and

•                  a total leverage ratio (as defined in the Credit Agreement) of not greater than 3.00 to 1.00.  The requirement to maintain a certain total leverage ratio is subject to a provision for an increase to 3.50 to 1.00 in connection with certain permitted acquisitions.

We were in compliance with our loan covenants as of June 30, 2013.  As of June 30, 2013, we had undrawn availability under this credit facility totaling approximately $35.9 million.

Loans under the credit facility will bear interest at our option at either:

•                  a Base Rate (as defined in the Credit Agreement), which will be the base commercial lending rate of PNC Bank, as publicly announced to be in effect from time to time, plus an applicable margin ranging from 1.75% to 2.50% based on our total leverage ratio; or

•                  LIBOR plus an applicable margin ranging from 2.75% to 3.50% based on our total leverage ratio.

The new credit facility matures on May 14, 2018.  On May 24, 2013, we elected the LIBOR option for the entire outstanding balance ($112.6 million) for a 60 day period that matures on July 23, 2013.  The interest rate for this period is 3.78%.  On July 23, 2013, we renewed the LIBOR election for an additional three months.

Other Long-Term Debt

From time to time, we incur additional debt to finance annual insurance premiums or certain specific equipment purchases.  Total outstanding principal amounts of such borrowings were $0.9 million and $1.2 million as of June 30, 2013 and December 31, 2012, respectively.

5.              ADVANCES FROM CUSTOMERS

During 2011, we entered into agreements with three customers (the “Sand Supply Agreements”) that included customer prepayment provisions.  We received advanced payments from three customers in the following amounts:  customer 1: $8,000,000; customer 2: $5,000,000; customer 3: $3,000,000 (we repaid customer 3 in full during 2012).  The repayment periods range from two to three years for each of the Sand Supply Agreements.

We agreed to repay the advance payments, including interest, during the repayment period by applying against the full invoiced amount a credit ranging from $10.00 to $11.50 per ton depending on the grade of sand being purchased.  The current and long-term portions of these obligations have been estimated based on future expected purchase quantities or the minimum required purchases, whichever is greater.

The above obligations were secured by letters of credit that were issued by an affiliate of our majority owner through a financial institution at a percentage of the original principal balance of 60%, 50% and 100% for customers 1, 2 and 3, respectively.  The letters of credit are reduced proportionally on a quarterly or semi-annual basis based on principal payments made as of each respective contract annual effective date.  As of June 30, 2013, we had repaid all customer advances in full.

6.              COMMITMENTS AND CONTINGENCIES

Litigation and Potentially Uninsured Liabilities

We are subject to various claims and litigation arising in the ordinary course of business.  We had no accruals as of June 30, 2013 or December 31, 2012 related to claims and litigation, and current litigation matters are not expected to have a material adverse effect on our financial position, results of operations or cash flows.  We expense legal costs related to claims and litigation in the period incurred.

Internal Revenue Service (“IRS”) Audit

A subsidiary within the Fuel segment was audited by the IRS for tax years 2008 and 2009.  Our subsidiary protested the initial field examination results and requested an Appellate Division hearing.  On July 18, 2013, the IRS examining agent informed management that the Appellate Division returned the examination report for additional documentation.  The IRS reason for this action has not been revealed to management and management is unaware if the inquiry requires application of additional IRS fieldwork.  Management believes that the outcome will not have a material adverse effect on the financial position, results of operations or cash flows.

Employment Agreement, Deferred Compensation, and Rabbi Trusts

Prior to our IPO, we had a long-term incentive compensation program (the “LTIC”) with our CEO and the Sand officer under which additional compensation may be paid based on certain events, as defined in the agreement.  Before May 14, 2013, there were no amounts due under these agreements.  On May 29, 2013, we terminated these agreements.  In consideration for terminating the LTIC agreements, we agreed to pay the CEO $4.3 million and the Sand officer $2.1 million within ten days of May 29, 2014.  On May 30, 2013, we deposited approximately $6.4 million into two separate trust accounts under an informal funding arrangement known as Rabbi Trusts.  We account for these amounts in accordance with FASB ASC 710 as it relates to arrangements where compensation is both earned and held in Rabbi Trusts.  At June 30, 2013, trust assets were invested in money market funds and the carrying value approximated fair value at this date.  We accrued and expensed the combined total ($6.4 million) of this deferred compensation during the three months ended June 30, 2013.

Excise Tax Penalty

In 2012, we received an IRS penalty totaling $340,000 due to failure to file terminal operator reports in electronic format. We filed these returns in paper format.  Management protested the audit findings through IRS appeal channels.  Management placed the IRS on notice that it plans to claim exception from penalty due to reasonable cause.  The IRS appeal conference has not been scheduled.  In the opinion of management, the outcome of such matters will not have a material adverse effect on our financial position, liquidity or results of operations.

Other

We are subject to various claims and litigation arising in the ordinary course of business.  In the opinion of management, the outcome of such matters will not have a material effect on our financial position, liquidity or results of operations.

7.              RELATED PARTY TRANSACTIONS

We made aggregate principal and interest payments to related party lenders of $27.2 million and $0 for the six months ended June 30, 2013 and 2012.

The Partnership does not have any employees.  Before May 14, 2013, the Predecessor and Direct Fuels had employees assigned directly to their respective operations.  On May 14, 2013, our general partner hired all employees of the Predecessor and Direct Fuels.  After this date, our general partner manages our human resource assets including their fringe benefits.  We routinely and regularly reimburse our general partner for wages and benefits paid on our behalf.  For the three months and six months ended June 30, 2013, we reimbursed the general partner approximately $4.3 million for wages and wage-related benefits.  We report these reimbursements as operating expenses.  As of June 30, 2013, the Partnership reported a receivable from the general partner totaling $0.27 million.

Agreements with Affiliates

Registration Rights Agreement.  In connection with closing of the IPO, we entered into a Registration Rights Agreement, dated as of May 14, 2013 (the “Registration Rights Agreement”), by and between AEC Resources LLC, Ted W. Beneski, Superior Silica Resources LLC, Kayne Anderson Development Company and LBC Sub V, LLC.  Pursuant to the Registration Rights Agreement, we agreed to register for resale the restricted common units of the Partnership (the “Restricted Units”) issued to the other parties to the Registration Rights Agreement. We also agreed to file a registration statement providing for resale of the Restricted Units as permitted by Rule 415 of the Securities Act of 1933 no later than July 1, 2014.  We also agreed, subject to certain limitations, to allow the holders to sell Restricted Units in connection with certain registered offerings that we may conduct in the future and to provide holders of a specified number of Restricted Units the right to demand that we conduct an underwritten public offering of Restricted Units under certain circumstances.  The Registration Rights Agreement contains representations, warranties, covenants and indemnities that are customary for private placements by public companies.

Services Agreement.  On May 14, 2013, in connection with the closing of the IPO, the Partnership entered into an administrative services agreement with Insight Equity Management Company, LLC (“Insight Management”), pursuant to which Insight Management provides specific general and administrative services to the Partnership. Under this agreement, we reimburse Insight Management based on agreed upon formulas for actual travel and other expenses on our behalf. In addition, an executive employee of Insight Management is the head of the Fuel segment. The Partnership will reimburse Insight Management for the allocation of the executive’s time incurred in providing services to the Partnership.  The administrative services agreement will remain in force until (i) the date the Partnership and Insight Management mutually agree to terminate it; (ii) the final distribution in liquidation of the Partnership or the Partnership’s subsidiaries; or (iii) the date on which neither Insight Management nor its affiliates collectively controls less than 51% of the Partnership.  For the three and six months ended June 30, 2013, the Partnership paid the Insight executive approximately $0.9 million of incentive compensation.  At closing of the IPO, the Partnership reimbursed Insight Management approximately $1.6 million for costs related to the Partnership but incurred prior to May 14, 2013.  From May 13, 2013 to June 30, 2013, the Partnership was not obligated to reimburse Insight Management for additional costs.

8.              EQUITY-BASED COMPENSATION

Effective May 14, 2013, the Partnership’s 2013 Long-Term Incentive Plan (the “LTIP”) for providing long-term incentives for our employees, directors, and consultants who provide services to us was adopted.  The plan is administered by a committee subject to oversight by the board of directors of our general partner (the “Board of Directors”).  The committee has delegated authority to: (i) designate participants; (ii) determine types of awards; (iii) determine number of units covered by the award; (iv) determine terms and conditions of awards; (v) determine how and when awards might be settled; and (vi) interpret and administer the plan and take other such actions as might be necessary for the proper administration of the plan.  The LTIP provides for the issuance of an aggregate of up to 2,321,968 common units to be granted either as options, restricted units, phantom units, distribution equivalent rights, unit appreciation rights, unit award, profits interest units, or other unit-based award granted under the plan.  As of June 30, 2013, we granted awards totaling 1,148,235 units that represent a combination of restricted and phantom units.  Our CEO and the Sand officer also participate in the LTIP plan.  We granted 530,588 and 265,294 phantom units to our CEO and Sand officer, respectively.  Half of these phantom units vest in one year, and the remaining half in the year after.  The agreements covering the CEO and the Sand officer entitle them to receive dividends in an amount equal to Partnership distributions whether or not such phantom units are vested.  Independent director restricted units vest after one year.  For other employees, we assume a 30 month vesting period for phantom unit grants, which represents management’s estimate of the amount of time until all vesting conditions have been met. Restricted Units vest in one year. Regarding distributions for independent directors and other employees, distributions are credited to a distribution equivalent right (“DER”) account for the benefit of each participant and become payable generally within 45 days following the date of vesting.

The following table summarizes awards granted during the post-IPO period of May 14, 2013 through June 30, 2013.  The outstanding balance at June 30, 2013 represents total awards since IPO.  There were no forfeitures during the post-IPO period.

	Total Units	Phantom Units	Restricted Units	Fair Value at Award Date
Employees (including CEO and Sand officer)	1,137,648	1,137,648	-	$17.00
Board of directors (independent)	10,587	-	10,587	$17.00
Total outstanding at June 30, 2013	1,148,235	1,137,648	10,587	$17.00

For the three months ended June 30, 2013, we recorded non-cash compensation expense relating to equity-based compensation of approximately $1.2 million.  As described above, the LTIP did not exist in periods prior to May 14, 2013.   As of June 30, 2013, the unrecognized compensation expense related to the grants discussed above amounted to $18.3 million.

9.              INCOME TAXES

Provision for Income Taxes

Our provision for income taxes relates to: (i) state margin taxes for the Partnership and (ii) federal income taxes for Emerge Energy Distributors Inc. (“Distributor”).  Distributor is a subsidiary of the Partnership which supports the Fuel segment.  For federal income tax purposes, the Partnership reports its income, expenses, gains, and losses as a partnership not subject to income taxes.  Distributor reports its income, expenses, gains, and losses as a corporation and is subject to both federal and state income taxes.

Effective Income Tax Rate

For the three and six months ended June 30, 2013 and 2012, Distributor’s effective income tax rate was an expense of 35% and 0%, respectively. For Distributor, there were no significant differences between book and taxable income.  The Partnership is subject to state margin taxes for its subsidiaries that operate in Texas.  For the Partnership operations in Texas, the effective margin tax rate is approximately 0.5% as defined by applicable state law.

10.       EARNINGS (LOSS) PER COMMON UNIT

We compute basic net loss per unit by dividing net loss by the weighted-average number of common units outstanding during the period.  Diluted net loss per unit is computed by dividing net loss by the weighted-average number of common units outstanding during the period, increased to include the number of common units that would have been outstanding had potential dilutive units been exercised.  The dilutive effect of restricted and phantom units is reflected in diluted net loss per share by applying the treasury stock method.

We recorded a net loss for the period  May 14, 2013 through June 30, 2013.  Potential common units are anti-dilutive in periods which we record a net loss because they would reduce the respective period’s net loss per share.  Anti-dilutive potential common units are excluded from the calculation of diluted earnings per unit.  As a result, diluted net loss per unit was equal to basic net loss per unit for the period May 14, 2013 through June 30, 2013.  There were approximately 1.1 million restricted and phantom units outstanding at June 30 2013.  Restricted and phantom units are considered full value awards and would be considered dilutive and would have been included in the calculation of diluted earnings per unit had we not reported a net loss in each of the respective periods.

11.       IPO TRANSACTION-RELATED EXPENSES

We incurred generally non-recurring expenses related directly to the IPO.  These costs consist primarily of incentive compensation and payroll-related costs paid to management.  In addition, we incurred indirect legal, accounting, and other professional fees associated with the IPO transaction not related to the issuance of equity and debt.  We reported these amounts as an operating expense for the three and six months ended June 30, 2013.  There were no similar expenses in the corresponding periods in 2012.  The following table summarizes these costs (in thousands):

Total for the Period May 14, 2013 through June 30, 2013

Incentive compensation:
Compensation and payroll-related costs for termination of LTIC plan	$6,512
Incentive compensation and payroll-related costs to other management employees	2,853
Other IPO-related costs	1,557
Total IPO transaction-related expenses	$10,922

12.       SEGMENT REPORTING

We group our activities into two operating business segments:  (i) the production and sale of various grades of sand primarily used in the extraction of oil and natural gas and the production of numerous building products and foundry materials, or the Sand segment and (ii) the refining of transmix, distribution of finished fuel products, terminal and reclamation activities, and refining biodiesel, or the Fuel segment.  For Partnership activities not managed through our two operating segments, these items of income, if any, and costs are presented herein as “Other.” Our operating segments primarily conduct their business in the United States and Canada with no other international operations.

Our segments are separately managed under a structure that includes “Segment Managers” who report to our “Chief Operating Decision Maker” (“CODM”) (terms as defined in ASC 280).  The CODM is our chief executive officer, who reports to the board of directors.  Our Sand and Fuel operations represent components, as described in accounting standards for segment reporting (ASC 280), that engage in activities (a) from which revenues are earned and expenses incurred; (b) whose operating results are regularly reviewed by the CODM, which makes decisions about resources to be allocated to the business segments and assess their financial performance; and (c) for which discrete financial information is available.

Segment managers are directly accountable to and maintain regular contact with our CODM to discuss segment operating activities and financial performance.  With concurrence and approval of the Board of Directors, the CODM approves annual capital budgets for major projects.  However, business unit managers within the operating segments are responsible for decisions relating to project implementation and matters connected with daily operations.  The CODM evaluates segment performance based on segment income or loss before deductions for depreciation, depletion, amortization, asset-related transactions, and other items of income or expense.  Although not used by management in its performance monitoring activities, asset information as of June 30, 2013 and December 31, 2012 is included in the following tables together with financial information concerning our reportable segments for the three months and six months ended June 30, 2013 and 2012.

	For the Three Months Ended June 30 ($ in thousands)
	Sand Segment		Fuel Segment		Other		Total
	2013	2012	2013	2012	2013	2012	2013	2012

Statements of Operations Data:
Revenues	$34,462	$16,099	$170,467	$136,311	$-	$-	$204,929	$152,410

Cost of product	10,070	3,607	161,606	131,822	-	-	171,676	135,429
Operations and maintenance	8,193	2,021	2,891	2,121	-	-	11,084	4,142
Selling, general and administrative expenses	2,075	1,569	1,513	1,206	1,244	-	4,832	2,775
Segment operating expenses (a)	20,338	7,197	166,010	135,149	1,244	-	187,592	142,346

Segment income	14,124	8,902	4,457	1,162	(1,244)	-	17,337	10,064

Depreciation, depletion and amortization	2,517	1,508	2,405	617	-	-	4,922	2,125
Stock-based compensation expense	-	-	-	-	1,221	-	1,221	-
IPO transaction-related costs	6,983	-	2,138	-	1,801	-	10,922	-
Loss on disposal of equipment	-	-	-	-	-	-	-	-
Interest expense	2,608	2,614	144	195	698	-	3,450	2,809
Loss (gain) on early extinguishment of debt	2,930	-	(2,023)	-	-	-	907	-
Other (income)	(110)	-	(7)	(9)	-	-	(117)	(9)

Income (loss) before taxes	$(804)	$4,780	$1,800	$359	$(4,964)	$-	$(3,968)	$5,139

Balance Sheet Data (at period end):							As of June 30, 2013	As of December 31, 2012

Sand segment							$121,014	$121,498
Fuel segment							193,539	74,289
Other							17,919	2

Total assets							$332,472	$195,789

(a)               For segment reporting purposes, operating expenses exclude depreciation, depletion, amortization, asset-related transactions, stock based compensation, and IPO-related transaction costs.  Segment operating income (loss) excludes interest expense, taxes, and other items of income or expense.

	For the Six Months Ended June 30 ($ in thousands)
	Sand Segment		Fuel Segment		Other		Total
	2013	2012	2013	2012	2013	2012	2013	2012

Statements of Operations Data:
Revenues	$66,521	$30,510	$290,463	$245,920	$-	$-	$356,984	$276,430

Cost of product	20,821	7,502	273,360	236,015	-	-	294,181	243,517
Operations and maintenance	14,618	3,802	5,449	4,340	-	-	20,067	8,142
Selling, general and administrative expenses	4,298	2,851	2,589	2,355	1,319	-	8,206	5,206
Segment operating expenses (a)	39,737	14,155	281,398	242,710	1,319	-	322,454	256,865

Segment income	26,784	16,355	9,065	3,210	(1,319)	-	34,530	19,565

Depreciation, depletion and amortization	4,957	2,990	3,119	1,334	-	-	8,076	4,324
Stock-based compensation expense	-	-	-	-	1,221	-	1,221	-
IPO transaction-related costs	6,983	-	2,138	-	1,801	-	10,922	-
Loss on disposal of equipment	-	5	-	-	-	-	-	5
Interest expense	6,634	5,208	331	408	698	-	7,663	5,616
Loss (gain) on early extinguishment of debt	2,930	-	(2,023)	-	-	-	907	-
Other (income)	(137)	-	(22)	(16)	-	-	(159)	(16)

Incom (loss) before taxes	$5,417	$8,152	$5,522	$1,484	$(5,039)	$-	$5,900	$9,636

Balance Sheet Data (at period end):							As of June 30, 2013	As of December 31, 2012

Sand segment							$121,014	$121,498
Fuel segment							193,539	74,289
Other							17,919	2

Total assets							$332,472	$195,789

(a)               For segment reporting purposes, operating expenses exclude depreciation, depletion, amortization, asset-related transactions, stock based compensation, and IPO-related transaction costs. Segment operating income (loss) excludes interest expense, taxes, and other items of income or expense.

13.       FAIR VALUE MEASUREMENTS

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

We periodically entered into interest rate swaps and futures contracts in accordance with its risk management strategy to manage the risk associated with changing interest rates and fuel prices.  We do not use derivative financial instruments for trading or speculative purposes. As of June 30, 2013 and December 31, 2012, we did not have any outstanding interest rate swaps.  As of June 30, 2013 and December 31, 2012, we had 43 and 188 open contracts, respectively, to manage fuel price risk.  For the six months ended June 30, 2013, the net realized gains from fuel-related futures totaled $1 million.  For the same period, we had unrealized losses of $1,121. For the six months ended June 30, 2012, the realized gains from fuel-related futures totaled $0.9 million.  For the same period, we had unrealized gains of $4,855.  These amounts are reported in cost of fuel in the unaudited condensed combined statements of operations.

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

Our valuation models consider various inputs including (a) mark to market valuations (b) time value and, (c) credit worthiness of valuation of the underlying measurement.

The carrying value of financial instruments reported in our accompanying condensed consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses payable and other liabilities approximate fair value due to the immediate or short-term nature or maturity of these financial instruments. The carrying amount for our senior secured credit facility approximates fair value because the underlying instrument includes provisions that adjust our interest rates based on current market rates.  The determination of the fair value of our letters of credit is based on fees currently charged for similar agreements.  The carrying amounts and fair values of our other financial instruments subject to fair value disclosures have been calculated based upon market quotes and present value calculations based on our current estimated incremental borrowing rates for similar types of borrowing arrangements, which are presented in the table below (in thousands):

	June 30, 2013
	Carrying Amount	Fair Value

Long-term debt, including current maturities	$113,047	$113,047

	December 31, 2012
	Carrying Amount	Fair Value

Long-term debt, including current maturities	$138,962	$143,288

14.       SUBSEQUENT EVENTS

Second Quarter Distribution

On July 15, 2013, the Board of Directors approved a prorated quarterly distribution of $0.37 per common unit ($0.70 per common unit on a full-quarter basis).  The distribution will be paid on August 14, 2013 to holders of record as of August 6, 2013.  We expect to distribute approximately $8.6 million to our unitholders.  We will also distribute approximately $0.3 million to the CEO and the Sand officer pursuant to terms of the LTIP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our historical performance, financial condition and future prospects in conjunction with our unaudited condensed consolidated financial statements and accompanying notes in “Item 1. Financial Statements” contained herein and the unaudited condensed combined financial statements as of December 31, 2010, 2011 and 2012, included in our prospectus relating to our initial public offering, as filed with the Securities and Exchange Commission on May 10, 2013. The information provided below supplements our unaudited condensed consolidated financial statements or our Predecessor’s financial statements. This information is not part of our financial statements reported elsewhere in this report.  This discussion contains forward-looking statements that are based on the views and beliefs of our management, as well as assumptions and estimates made by our management. Actual results could differ materially from such forward-looking statements because of various risk factors, including those that may not be in the control of management. Refer to the section titled “Forward-Looking Statements” for additional information.

General

We are a domestically-focused, growth-oriented limited partnership formed by management and affiliates of Insight Equity Management Company LLC to own, operate, acquire and develop a diversified portfolio of energy service assets. Upon the closing of the IPO on May 14, 2013, we conduct, evaluate, and report business within two segments.

•	The Sand segment, which primarily consists of mining and processing silica sand, a key component used in hydraulic fracturing of oil and natural gas wells; and

•

The Fuel segment, which primarily consists of activities related to acquiring, processing and separating the transportation mixture, or transmix, that results when multiple types of refined petroleum products are transported sequentially through a pipeline, as well as to the sale, storage and distribution of refined motor fuels and renewable fuels.

Our Sand segment currently consists of mines and processing facilities located in New Auburn, Wisconsin, Barron County, Wisconsin, and Kosse, Texas.   We organize these activities to exploit the reserve profile at each location to produce high quality silica sand (“frac sand”) used primarily in hydraulic fracturing of oil and natural gas wells. Frac sand is a critical component used by oilfield service companies to stimulate and maintain the flow of hydrocarbons in oil and natural gas wells that utilize hydraulic fracturing techniques. Our Wisconsin sand reserves provide a wide range of high-quality sand that meets or exceeds API specifications including coarse sands such as 16/30, 20/40 and 30/50 mesh sands. These product specification profiles have become the preferred sand for oil and liquids-rich gas drilling applications due to their coarseness, conductivity, high crush strength and comparative cost advantages over resin-coated sand or ceramic alternatives. Through our Wisconsin mining and production facilities combined with convenient interconnectivity to rail and other logistics infrastructure, we are one of a select group of sand producers capable of efficiently delivering the most desirable types of frac sands to major unconventional resource basins currently producing in the United States and Canada. Our locations in Wisconsin also provide our customers with access to barge terminals on the Mississippi River as well as access to Duluth, Minnesota, for loading ocean-going vessels for international delivery. We also mine frac sand at our facility in Kosse, Texas that is processed into a high quality, 100-mesh frac sand, generally used in dry gas drilling applications.

Our Fuel segment consists of facilities located in Birmingham, Alabama and the Dallas-Fort Worth, Texas metropolitan area. Through this segment, we acquire refined petroleum products and transmix. Transmix is a co-mingled blend of different refined petroleum products resulting from the pipeline shipment process. With our transmix distillation units in Texas and Alabama, we process transmix into refined products such as conventional gasoline and low sulfur diesel. In addition to processing transmix and selling refined products, we provide a suite of complementary fuel products and services, including third-party terminalling services, sale and distribution of wholesale motor fuel petroleum products, certain reclamation services (which consist primarily of tank cleaning services), blending of renewable fuels, and refining biodiesel.

Acquisition

On May 14, 2013, we completed the acquisition of Direct Fuels’ net assets for $98.3 million.  Direct Fuels operates a motor fuel terminal and transmix processing facility in Texas.  The acquisition of Direct Fuels expands our geographic presence into the Dallas-Fort Worth, Texas market.  Direct Fuels is part of our Fuels segment.

Results of Operations

Combined Overview

The following table summarizes our consolidated operating results for the three and six months ended June 30, 2013 and 2012.

	For the Three Months Ended June 30	For the Six Months Ended June 30
	2013	2012	2013	2012
	($ in thousands)
REVENUES
Revenues from fuel sales	$168,910	$134,889	$287,633	$243,046
Revenues from sand sales	30,891	15,760	59,209	30,066
Other revenues	5,128	1,761	10,142	3,318
	204,929	152,410	356,984	276,430
OPERATING EXPENSES
Cost of product	171,676	135,429	294,181	243,517
Operations and maintenance	11,084	4,142	20,067	8,142
Depreciation, depletion and amortization	4,922	2,125	8,076	4,324
Selling, general and administrative expenses	4,832	2,775	8,206	5,206
IPO transaction-related costs	10,922	-	10,922	-
Stock-based compensation expense	1,221	-	1,221	-
Loss on disposal of equipment	-	-	-	5
Total operating expenses	204,657	144,471	342,673	261,194

Income from operations	272	7,939	14,311	15,236

OTHER EXPENSE (INCOME)
Interest expense	3,450	2,809	7,663	5,616
Loss on early extinguishment of debt	907	-	907	-
Other	(117)	(9)	(159)	(16)
Total other expense (income)	4,240	2,800	8,411	5,600

Income (loss) before provision for taxes	(3,968)	5,139	5,900	9,636

Provision for taxes	95	20	125	41

NET INCOME (LOSS)	$(4,063)	$5,119	$5,775	$9,595
ADJUSTED EBITDA (a)	$17,371	$10,094	$34,594	$19,618

(a) See section entitled “Reconciliation of Non-GAAP Financial Measures” that includes a definition of Adjusted EBITDA and provides reconciliation to GAAP-based net income (loss).

Sand Segment

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2013	2012	2013	2012
	($ in thousands)
REVENUES
Revenues from sand sales	$30,891	$15,760	$59,209	$30,066
Other revenues	3,571	339	7,312	444
	34,462	16,099	66,521	30,510
OPERATING EXPENSES
Cost of product	10,070	3,607	20,821	7,502
Operations and maintenance	8,193	2,021	14,618	3,802
Selling, general and administrative expenses	2,075	1,569	4,298	2,851
Total operating expenses	20,338	7,197	39,737	14,155

Segment income	$14,124	$8,902	$26,784	$16,355

Volume of sand sold (tons in thousands):
Kosse, Texas facility	36	43	68	80
New Auburn, Wisconsin facility	309	245	607	477
Barron, Wisconsin facility	289	-	477	-
Total volume of sand sold	634	288	1,152	557

Revenues, Cost of Product, and Volume

Sand sales

For the three months ended June 30, 2013, revenues from Sand segment operations totaled $30.9 million compared to $15.8 million for the three months ended June 30, 2012.  For the six months ended June 30, 2013, revenues from Sand segment operations totaled $59.2 million compared to $30.1 million for the six months ended June 30, 2012.  Our total sand volume increased 120% and 111% for the three months and six months ended June 30, 2013, respectively, when compared to corresponding periods in 2012.

The Barron facility sold 289,000 tons during the three months ended June 30, 2013.  The Barron facility began processing sand in December 2012.  Prior to that time, the Barron facility was under construction and did not process or produce sand.  For the six months ended June 30, 2013, the Barron facility sold approximately 477,000 tons compared with none for the same period in 2012.  During the three and six months ended June 30, 2013, management has been able to increase the number of customers to whom it sells sand, as well as to increase sales to existing contract customers.

The New Auburn facility sold approximately 309,000 tons for the three months ended June 30, 2013 compared to approximately 245,000 tons for the same period in 2012 or an increase of 26%.  For the six months ended June 30, 2013, New Auburn sold approximately 607,000 tons compared to 477,000 tons for the six months ended June 30, 2012, or a 27% increase.  During the three months ended June 30, 2013, management began the process of installing an additional screener, which should increase annual processing capacity from 1.2 million tons to 1.4 million tons in order to meet additional customer demand.

The Kosse facility experienced a sales volume decline during the three and six months ended June 30, 2013 as compared to the same periods in 2012.  For the three months ended June 30, 2013, our Kosse facility sold approximately 36,000 tons compared to approximately 43,000 tons for the three months ended June 30, 2012, a 16% decrease.  For the six months ended June 30, 2013, our Kosse facility sold approximately 68,000 tons compared to approximately 80,000 tons for the six months ended June 30, 2012, or a 15% decrease.  Management believes that Kosse volumes will remain steady as it continues to sell a regional frac sand market for finer mesh products as well as the construction and recreational markets in the east-central Texas area.

Other revenues

Other revenues consist primarily of logistics service fees to support our customers.  For the three months ended June 30, 2013, other revenues totaled $3.6 million compared to $0.3 million for the three months ended June 30, 2012.  For the six months ended June 30, 2013, other revenues totaled $7.3 million compared to $0.4 million for the six months ended June 30, 2012.  Management continues to focus on initiatives to strengthen and improve logistics service including increased storage capacity and access to remote transload sites.  These logistics-based initiatives are intended to complement and enhance customer support.

Cost of product

Our cost of product consists primarily of mining costs and costs to purchase sand.  For the three months ended June 30, 2013 and 2012, cost of product totaled $10.1 and $3.6 million, respectively.  For the six months ended June 30, 2013 and 2012, cost of product amounted to $20.8 and $7.5 million, respectively.

Operating expenses

Operations and maintenance

Operations and maintenance (“O&M”) costs consists primarily of plant wages, utilities, operating supplies, repairs and maintenance, and railcar leases.  For the three months ended June 30, 2013 and 2012, O&M costs totaled $8.2 and $2.0 million, respectively.  For the six months ended June 30, 2013 and 2012, O&M costs amounted to $14.6 and $3.8 million, respectively.  These increases for the periods ending in 2013 over the corresponding periods in 2012 are attributable primarily to the Barron facility that started production in December 2012.

Selling, general and administrative expense

For the three months ended June 30, 2013 and 2012, selling, general and administrative expense (“SG&A”) expense totaled $2.1 and $1.6 million, respectively.  For the six months ended June 30, 2013 and 2012, SG&A expense totaled $4.3 and $2.9 million, respectively. These increases for the periods ending in 2013 over the corresponding periods in 2012 are attributable primarily to the addition of new sales-related and administrative employees.

Segment Income

For the three months ended June 30, 2013 and 2012, segment income totaled $14.1 and $8.9 million, respectively, on volumes of 634,000 and 288,000 tons, respectively.  For the six months ended June 30, 2013 and 2012, segment income totaled $26.8 and $16.4 million, respectively (an increase of 63%) on volumes of 1,152,000 and 547,000 tons, respectively (an increase of 111%).

Fuel Segment

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	($ in thousands)
REVENUES
Revenues from fuel sales	$168,910	$134,889	$287,633	$243,046
Other revenues	1,557	1,422	2,830	2,874
	170,467	136,311	290,463	245,920
OPERATING EXPENSES
Cost of product	161,606	131,822	273,360	236,015
Operations and maintenance	2,891	2,121	5,449	4,340
Selling, general and administrative expenses	1,513	1,206	2,589	2,355
Total operating expenses	166,010	135,149	281,398	242,710

Segment income	$4,457	$1,162	$9,065	$3,210

Volume of refined fuels sold (gallons in thousands)	55,404	44,410	91,427	77,850

Volume of terminal throughput (gallons in thousands)	60,717	48,404	95,882	99,191

Volume of transmix production (gallons in thousands)	18,073	6,176	24,483	12,657

Transmix production as a percent of total refined fuels sold	32.6%	13.9%	26.8%	16.3%

Revenues, Cost of Product, and Volume

Fuel revenues, cost of fuel sales, and fuel sales volume

For the three months ended June 30, 2013 and 2012, revenues from fuel sales totaled $168.9 and $134.9 million, respectively.  For the six months ended June 30, 2013 and 2012, revenues from fuel sales totaled $287.6 and $243.0 million, respectively. Our total refined fuel sales volume for the three months ended June 30, 2013 and 2012 totaled 55.3 and 44.4 million, respectively.  Fuel segment total refined fuel sales volume for the six months ended June 30, 2013 and 2012 totaled 91.4 and 77.9 million, respectively.

The results for the three and six months ended June 30, 2013 include fuel sale revenues, cost of product and volume derived from Direct Fuels’ activities after May 13, 2013 (May 14, 2013 acquisition date).  For the period May 14, 2013 through June 30, 2013, Direct Fuels contributed revenues from fuel sales of $40.6 million on volume of 14.2 million gallons.

Other revenues

Other revenues consist of service fees from terminaling (bulk storage and throughput activities), reclamation activities, and transportation-related charges.  For the three months ended June 30, 2013 and 2012, other revenues totaled $1.6 and $1.4 million, respectively.  For the six months ended June 30, 2013 and 2012, other revenues totaled $2.8 and $2.9 million, respectively.

Cost of product

The cost of product includes costs associated with the purchase of refined fuels, transmix feedstock, biofuels, and the effect of RINS.  For the three months ended June 30, 2013 and 2012, cost of product totaled $161.6 and $131.8 million, respectively.  For the six months ended June 30, 2013 and 2012, cost of product amounted to $273.4 and $236.0 million, respectively.  Included in cost of product are net credits derived from RINS.  For the three months ended June 30, 2013 and 2012, RINS reduced cost of product by $1.2 million and $0, respectively.  For the six months ended June 30, 2013 and 2012, RINS reduced cost of product by $2.1 million and $0, respectively.

Operating Expenses

Operations and maintenance

For the three months ended June 30, 2013 and 2012, O&M expenses totaled $2.9 and $2.1 million, respectively.  For the six months ended June 30, 2013 and 2012, O&M expenses $5.4 and $4.3 million, respectively.  The increase for the three months ended June 30, 2013 is attributable primarily to Direct Fuels’ activities after May 13, 2013 ($0.4 million).  We include the cost of our RINS obligations in O&M costs.  For the three months ended June 30, 2013 and 2012, O&M included costs for RINS obligations totaling $0.1 million and $0, respectively.  For the six months ended June 30, 2013 and 2012, O&M costs included costs for RINS obligations in the amount of $0.2 million and $0, respectively.

Selling, general and administrative expense

For the three months ended June 30, 2013 and 2012, SG&A expenses totaled $1.5 and $1.2 million, respectively.  For the six months ended June 30, 2013 and 2012, SG&A expenses $2.5 and $2.4 million, respectively.  The increase for the three months ended June 30, 2013 is attributable primarily to Direct Fuels’ activities after May 13, 2013 ($0.4 million).

Segment Income

For the three months ended June 30, 2013, the Fuel segment reported income of $4.5 million as compared to $1.2 million for the corresponding period in 2012.  The $3.3 million increase for three month comparison period is attributable to the incremental benefit of Direct Fuels ($1.5 million), increased transmix production, and general improvement in fuel-related margins.

For the six months ended June 30, 2013, the Fuel segment reported income of $9.1 million as compared to $3.2 million for the same period in 2012.  The $5.9 million increase for six month comparison period is attributable to the incremental benefit of Direct Fuels ($1.5 million), increased transmix production, and general improvement in fuel-related margins.

Other Expense

For the three months ended June 30, 2013, SG&A expenses not directly associated with the Sand and Fuel segments totaled $1.2 million as compared to $0 for the same period in 2012.  For the six months ended June 30, 2013, SG&A expenses not directly associated with the Sand and Fuel segments totaled $1.3 million as compared to $0 for the corresponding period in 2012.

Reconciliation of Non-GAAP Financial Measures

Our management and others use Adjusted EBITDA as a supplemental measure of our financial statements to assess:

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

Adjusted EBITDA

We define Adjusted EBITDA generally as: net income plus interest expense, tax expense, depreciation, depletion and amortization expense, non-cash charges and unusual or non-recurring charges less interest income, tax benefits and selected gains that are unusual or non-recurring. We report Adjusted EBITDA (which as defined includes certain other adjustments, none of which impacted the calculation of Adjusted EBITDA herein) to our lenders under our new credit facility in determining compliance with the interest coverage ratio test and certain senior consolidated indebtedness to Adjusted EBITDA tests thereunder.  Adjusted EBITDA should not be considered as an alternative to net income, operating income, cash flow from operating activities or any other measure of financial performance presented in accordance with GAAP.  The following table (in thousands) reconciles net income (loss) to Adjusted EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Reconciliation of Adjusted EBITDA to net income :
Net income (loss)	$(4,063)	$5,119	$5,775	$9,595
Depreciation, depletion and amortization expense	4,922	2,125	8,076	4,324
Provision for income taxes	95	20	125	41
Interest expense	3,450	2,809	7,663	5,616
IPO transaction-related costs	10,922	-	10,922	-
Stock-based compensation expense	1,221	-	1,221	-
Loss on early extinguishment of debt	907	-	907	-
Other expense (income)	(117)	(9)	(159)	(16)
Provision for doubtful accounts	34	30	64	53
Loss (gain) on disposal of equipment	-	-	-	5
Adjusted EBITDA	$17,371	10,094	$34,594	$19,618

Distribution policy

Our distribution policy is to distribute to our unitholders, on a quarterly basis, all of our available cash in the manner described below and as further discussed in our partnership agreement.  Available cash generally means, for any quarter ending prior to liquidation, all cash and cash equivalents on hand at the end of that quarter (or prorated period as in the case of the quarter ended June 30, 2013) less the amount of cash reserves established by our general partner to:

•	provide for the proper conduct of our business, including for future capital expenditures and credit and other needs;

•	comply with applicable law or any partnership debt agreement; or

•	provide funds for distributions to unitholders in respect of any one or more of the next four quarters.

The actual distributions we declare will be subject to our operating performance, prevailing market conditions, the impact of unforeseen events, and the approval of our Board of Directors in a manner consistent with our distribution policy.

Liquidity and Capital Resources

Our principal liquidity requirements are to finance current operations, fund capital expenditures, including acquisitions from time to time, to service our debt and to pay distributions to partners. Our sources of liquidity generally include cash generated by our operations, borrowings under our revolving line of credit and issuances of equity and debt securities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements.

Equity Offering (IPO)

On May 8, 2013, the Partnership priced its initial public offering of 7,500,000 common units at a price to the public of $17.00 per unit ($15.85 per common unit, net of underwriting discounts and structuring fee). The IPO was made pursuant to a registration statement on Form S-1 originally filed on March 22, 2013, as amended (Registration No. 333-187487) that was declared effective by the SEC on May 8, 2013. On May 20, 2013, the underwriters exercised their option to purchase an additional 209,906 common units. The net proceeds from the IPO of approximately $122.2 million (including over commitment allocation of $3.3 million), after deducting the underwriting discount and the structuring fee, were used to: (i) repay existing subsidiary debt, in the amount of approximately $87.6 million, (ii) pay offering expenses of approximately $10.6 million, (iii) pay cash-based compensation awards to senior management of approximately $8.9 million, (iv) provide the Partnership with working capital of approximately $11.5 million and (v) provide a distribution to equity holders of $3.6 million.

Credit Agreement

On May 14, 2013, we entered into the Credit Agreement and initially borrowed approximately $112.7 million under the new credit facility.  We used the loan proceeds to (i) make distributions of $17.0 million and $22.2 million to SSH and Direct Fuels’ parent, respectively, and (ii) repay $73.5 million of existing subsidiary debt. Our borrowings under the new credit facility initially bear interest at approximately 3.78%.

The new credit facility will be available to repay existing indebtedness, to fund fees and expenses incurred in connection with the IPO and the new credit facility, and for general partnership purposes, including working capital requirements, capital expenditures, permitted acquisitions, making debt payments (but not prepayments) when due, and making distributions and dividends. In addition, the Credit Agreement includes a sublimit of up to $15 million for the issuance of letters of credit. Substantially all of the assets of the Partnership and the Borrowers under the Credit Agreement are pledged as collateral under the Credit Agreement.

The Credit Agreement contains various covenants and restrictive provisions and requires maintenance of certain financial covenants as follows:

•	a fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 1.10 to 1.00; and

•

a total leverage ratio (as defined in the Credit Agreement) of not greater than 3.00 to 1.00. The requirement to maintain a certain total leverage ratio is subject to a provision for an increase to 3.50 to 1.00 in connection with certain permitted acquisitions.

We complied with our loan covenants as of June 30, 2013.  As of June 30, 2013, we had undrawn availability under this credit facility totaling approximately $35.9 million.

Loans under the credit facility will bear interest at our option at either:

•

a Base Rate (as defined in the Credit Agreement), which will be the base commercial lending rate of PNC Bank, as publicly announced to be in effect from time to time, plus an applicable margin ranging from 1.75% to 2.50% based on our total leverage ratio; or

•	LIBOR plus an applicable margin ranging from 2.75% to 3.50% based on our total leverage ratio.

The new credit facility matures on May 14, 2018.

Cash Flow Summary

Operating Cash Flows

Net cash provided from operating activities was $16.8 million for the six months ended June 30, 2013 as compared to net cash provided by operating activities of $7.0 million for the six months ended June 30, 2012.

Investing Cash Flows

Net cash used for investing activities was $32.6 million for the six months ended June 30, 2013 as compared to $8.2 million net cash used for investing activities for the same period in 2012.  Property, plant and equipment purchases for 2013 include $9.5 million of unpaid accounts attributable to periods prior to January 1, 2013.

Financing Cash Flows

Net cash provided from financing activities totaled $29.3 million for the six months ended June 30, 2013 as compared to $2.9 million of cash used by financing activities for the same period in 2012.

Management Incentive Plans

Effective May 14, 2013, the Partnership established long-term incentive plans for its employees, directors, and consultants.  A committee administers the plan at the direction and oversight of the Board of Directors.  These plans include the issuance of restricted and phantom units which are dilutive to common unit holders.

Contingencies

In the opinion of management, there are no contingencies that are likely to have a material adverse impact on our financial condition, liquidity or reported results.

Off-Balance Sheet Arrangements

As of June 30, 2013, SSS had an outstanding letter of credit to the favor of Barron County for $258,000.  SSS provided this letter of credit to assure performance under the reclamation plan filed with Barron County. We do not believe the letter of credit could have an effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.  We expect this letter of credit will be retired once we have posted the required bond with the appropriate governmental unit.  There were no other off-balance sheet arrangements as of June 30, 2013.

Seasonality

Sand Segment

Winter weather affects the months during which we can wash and wet process sand in Wisconsin.  Seasonality is not a significant factor in determining our ability to supply sand to our customers because we are able to sell frac sand year-round by accumulating a stockpile of wet sand during non-winter months.  During the winter, we process the stockpiled sand to meet customer requirements.  However, we sell frac sand for use in oil and natural gas production basins where severe weather conditions may curtail drilling activities.  This is particularly true in drilling areas located in northern USA and western Canada.  If severe winter weather precludes drilling activities, our frac sand sales volume may be adversely affected.  This reduced sales volume condition could cause declines in Adjusted EBITDA during those periods.  Generally, severe weather episodes affect production in the first quarter (March 31) with possible continuing effect into the second quarter (June 30).

Fuel segment

Generally, our Fuel segment does not experience dramatic seasonal shifts in quantities delivered to its customers.

Critical Accounting Policies

A discussion of our significant accounting policies is included in Note 2 of the Notes to our unaudited condensed consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Commodity Price Risk

Our Sand segment is exposed to market risk with respect to the pricing that it receives for its sand production. Realized pricing for sand from our New Auburn facility is primarily driven by take-or-pay supply agreements with two large well-capitalized oilfield services companies whereas realized pricing at the Barron County dry plant facility is driven by a combination of take-or-pay contracts, fixed volume, and efforts-based agreements in addition to sales on the spot market. The terms of the two New Auburn contracts and one Barron take-or-pay contract expire in 2014 and 2021.  However, either party can terminate the agreement expiring in 2021 upon 120 days written notice after October 2014.  Prices under all of our supply agreements are generally fixed and are subject to adjustment, with limitation, in response to certain cost increases. As a result, our realized prices for frac sand may not grow at rates consistent with broader industry pricing. During periods of rapid price growth, our realized prices may grow more slowly than our competitors and, during periods of price decline, its realized prices may outperform industry averages. We do not enter into commodity price hedging agreements with respect to its sand production.

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

Interest Rate Risk

We are exposed to various market risks, including changes in interest rates since our borrowings are primarily variable rate debt. We do not believe that changes in interest rates have a material impact on the financial position or results of operations during periods covered herein.  As of June 30, 2013, we were not a party to any interest rate swap agreements.

Counterparty Risk

We are subject to risk of losses resulting from nonpayment or nonperformance by certain counterparties to commodity derivative interests and were subject to a similar risk of loss regarding interest rate derivative interest. The credit exposure related to interest and commodity derivative instruments is represented by the fair value of the asset position (i.e., the fair value of expected future receipts) at the reporting date. Should the creditworthiness of one or more of the counterparties decline, our ability to mitigate nonperformance risk is limited to a counterparty agreeing to either a voluntary termination and subsequent cash settlement or a novation of the derivative contract to a third party. In the event of a counterparty default, we may sustain a loss.  This loss could negatively affect cash flows.

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

Further, our independent registered public accounting firm is not yet required to attest formally to the effectiveness of our internal controls over financial reporting, and will not be required to do so for as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

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

None.

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

3.2

Amendment to Certificate of Limited Partnership of Emerge Energy Services LP (incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form S-1, Registration No., 333-187487).

3.3

First Amended and Restated Agreement of Limited Partnership of Emerge Energy Services LP, dated as of May 14, 2013. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 20, 2013).

4.1

Registration Rights Agreement, dated as of May 14, 2013, by and among Emerge Energy Services LP, AEC Resources LLC, Ted W. Beneski, Superior Silica Resources LLC, Kayne Anderson Development Company and LBC Sub V, LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 20, 2013).

10.1

Contribution, Conveyance and Assumption Agreement, dated as of May 14, 2013, by and among Emerge Energy Services GP LLC, Emerge Energy Services LP, Emerge Energy Services Operating LLC, Emerge Energy Services Holdings LLC, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 20, 2013).

10.2

Revolving Credit and Security Agreement, dated as of May 14, 2013, among Emerge Energy Services LP, as parent guarantor, the Borrowers party thereto and PNC Bank, National Association, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 20, 2013).

10.3	Emerge Energy Services LP 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 20, 2013).

10.4	Emerge Energy Services LP Director Compensation Program (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 20, 2013).

10.5

Administrative Services Agreement, dated as of May 14, 2013, by and among Emerge Energy Services LP, Emerge Energy Services GP LLC and Insight Equity Management Company LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 20, 2013).

10.6

Form of Emerge Energy Services LP 2013 Long-Term Incentive Plan Phantom Unit Agreement (Performance-Vesting Agreement) (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 20, 2013).

10.7

Form of Emerge Energy Services LP 2013 Long-Term Incentive Plan Phantom Unit Agreement (Time-Vesting Agreement) (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 20, 2013).

10.8

Letter Agreement, dated May 29, 2013, between Emerge Energy Services GP LLC and Rick Shearer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 4, 2013).

10.9

Letter Agreement, dated May 29, 2013, between Emerge Energy Services GP LLC and Jim Walker (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 4, 2013).

10.10

Amended Employment Letter, dated May 29, 2013, between Emerge Energy Services GP LLC and Rick Shearer (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 4, 2013).

10.11

Amendment to Employment Letter, dated May 29, 2013, between Emerge Energy Services GP LLC and Robert Lane (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 4, 2013).

10.12

Employment Letter, dated May 29, 2013, between Emerge Energy Services GP LLC and Dick DeShazo (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 4, 2013).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1	Mine Safety Disclosure Exhibit

101	Interactive Data Files- XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMERGE ENERGY SERVICES LP

	By:	EMERGE ENERGY SERVICES GP LLC,
its general partner

Date: August 14, 2013		By:	/s/ Rick Shearer
Rick Shearer
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2013		By:	/s/ Robert Lane
Robert Lane
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description

3.1	Certificate of Limited Partnership of Emerge Energy Services LP (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-187487).

3.2

Amendment to Certificate of Limited Partnership of Emerge Energy Services LP (incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form S-1, Registration No., 333-187487).

3.3

First Amended and Restated Agreement of Limited Partnership of Emerge Energy Services LP, dated as of May 14, 2013. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 20, 2013).

4.1

Registration Rights Agreement, dated as of May 14, 2013, by and among Emerge Energy Services LP, AEC Resources LLC, Ted W. Beneski, Superior Silica Resources LLC, Kayne Anderson Development Company and LBC Sub V, LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 20, 2013).

10.1

Contribution, Conveyance and Assumption Agreement, dated as of May 14, 2013, by and among Emerge Energy Services GP LLC, Emerge Energy Services LP, Emerge Energy Services Operating LLC, Emerge Energy Services Holdings LLC, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 20, 2013).

10.2

Revolving Credit and Security Agreement, dated as of May 14, 2013, among Emerge Energy Services LP, as parent guarantor, the Borrowers party thereto and PNC Bank, National Association, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 20, 2013).

10.3	Emerge Energy Services LP 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 20, 2013).

10.4	Emerge Energy Services LP Director Compensation Program (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 20, 2013).

10.5

Administrative Services Agreement, dated as of May 14, 2013, by and among Emerge Energy Services LP, Emerge Energy Services GP LLC and Insight Equity Management Company LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 20, 2013).

10.6

Form of Emerge Energy Services LP 2013 Long-Term Incentive Plan Phantom Unit Agreement (Performance-Vesting Agreement) (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 20, 2013).

10.7

Form of Emerge Energy Services LP 2013 Long-Term Incentive Plan Phantom Unit Agreement (Time-Vesting Agreement) (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 20, 2013).

10.8

Letter Agreement, dated May 29, 2013, between Emerge Energy Services GP LLC and Rick Shearer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 4, 2013).

10.9

Letter Agreement, dated May 29, 2013, between Emerge Energy Services GP LLC and Jim Walker (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 4, 2013).

10.10

Amended Employment Letter, dated May 29, 2013, between Emerge Energy Services GP LLC and Rick Shearer (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 4, 2013).

10.11

Amendment to Employment Letter, dated May 29, 2013, between Emerge Energy Services GP LLC and Robert Lane (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 4, 2013).

10.12

Employment Letter, dated May 29, 2013, between Emerge Energy Services GP LLC and Dick DeShazo (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 4, 2013).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1	Mine Safety Disclosure Exhibit

101	Interactive Data Files- XBRL