Form 10-Q
period 2013-09-30
Emerge Energy Services LP
filed 2013-11-14
CIK 1555177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

At November 14, 2013, there were 23,219,680 common units outstanding.

Explanatory Note

A portion of the information contained in this report relates to periods that ended prior to the closing of the initial public offering (“IPO”) on May 14, 2013 of Emerge Energy Services LP (the “Partnership”), and prior to the effective dates of certain agreements discussed herein.  Consequently, a portion of the unaudited condensed consolidated financial statements and related discussion of financial condition and results of operations contained in this report pertain to Superior Silica Holdings LLC and AEC Holdings LLC (collectively, the “Predecessor”), and the pre-IPO entities of Emerge Energy Services LP and Emerge Energy Services Operating LLC.  We derived the Predecessor’s unaudited condensed consolidated financial statements from the unaudited condensed consolidated financial statements of Superior Silica Holdings LLC and AEC Holdings LLC and the pre-IPO entities of Emerge Energy Services LP and Emerge Energy Services Operating LLC.  The unaudited condensed consolidated financial statements should be read in conjunction with the accompanying notes and with the historical consolidated financial statements and related notes set forth in earlier public filings.

On May 14, 2013, the Partnership completed its IPO and, prior to closing of the IPO, the Predecessor contributed its combined businesses and net assets to the Partnership.  The contribution of the Predecessor’s businesses and net assets is being recognized for accounting purposes at its historical carryover basis as it is considered a reorganization of entities under common control.  After the contribution of Predecessor’s businesses and net assets and closing of the IPO, the Partnership has retroactively reported its financial statements as if the contribution occurred at the beginning of all periods presented.  In addition, on May 14, 2013, the Partnership acquired Direct Fuels LLC (“Direct Fuels”).  The acquisition of Direct Fuels was accounted for as a business combination using the acquisition method of accounting.  The financial position and results of operations of Direct Fuels were included in the unaudited condensed consolidated financial statements from and after the date of acquisition.

The Partnership has owned and operated the businesses of the Predecessor and Direct Fuels since closing of the IPO on May 14, 2013.  The results of the Predecessor may not be indicative of the Partnership’s future financial results.

As used in this report, the terms “we,” “us,” “our” and “Partnership” refer to Emerge Energy Services LP and its subsidiaries, including the Predecessor and Direct Fuels from the date of  acquisition.

PART I               FINANCIAL INFORMATION

Item 1.                   Financial Statements

EMERGE ENERGY SERVICES LP

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands)

	September 30, 2013	December 31, 2012

ASSETS

Current Assets:
Cash and equivalents	$22,658	$1,467
Restricted cash and equivalents	6,190	-
Trade and other receivables, net	50,843	26,781
Inventories	29,797	22,848
Direct financing lease receivable	934	1,579
Prepaid expenses and other current assets	9,117	2,602

Total current assets	119,539	55,277

Property, plant and equipment, net	134,815	120,851
Mineral resources, net	10,540	10,563
Intangible assets, net	42,093	1,426
Goodwill	29,264	-
Deferred financing and public offering costs, net	3,431	7,085
Deposits and other assets	317	587

Total assets	$339,999	$195,789

LIABILITIES AND PARTNERS' EQUITY

Current Liabilities:
Accounts payable	$31,803	$27,622
Accrued liabilities	11,292	7,278
Deferred compensation and equity-based compensation liability	6,389	-
Deferred revenue	1,127	801
Current portion of long-term debt	388	9,321
Current portion of capital lease liability	2,897	1,548
Current portion of advances from customers	-	4,043

Total current liabilities	53,896	50,613

Long-term debt, net of current portion	108,566	129,641
Capital lease liability, net of current portion	1,414	5,428
Asset retirement obligations	693	690

Total liabilities	164,569	186,372

Commitments and contingencies

Partners' Equity:
Predecessor members' equity	-	9,417
General partner	-	-
Limited partner common units (23,219,680 units issued and outstanding as of September 30, 2013)	175,430	-

Total partners' equity	175,430	9,417

Total liabilities and partners' equity	$339,999	$195,789

See accompanying notes to unaudited condensed consolidated financial statements.

EMERGE ENERGY SERVICES LP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands except per unit data)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2013	2012	2013	2012

REVENUES

Revenues from fuel sales (1)	$221,227	$157,705	$508,860	$400,751
Revenues from sand sales	36,613	16,941	95,822	47,007
Other revenues	12,401	1,356	22,543	4,674

Total revenues	270,241	176,002	627,225	452,432

OPERATING EXPENSES

Cost of product (1)	221,073	159,041	515,254	402,558
Operations and maintenance	17,663	4,509	37,730	12,651
Depreciation, depletion and amortization	6,390	2,234	14,466	6,558
Selling, general and administrative expenses	5,673	2,475	13,879	7,681
IPO transaction-related costs	44	-	10,966	-
Equity-based compensation expense	2,300	-	3,521	-
Gain on disposal of equipment	(4)	(8)	(4)	(3)

Total operating expenses	253,139	168,251	595,812	429,445

Income from operations	17,102	7,751	31,413	22,987

OTHER EXPENSE (INCOME)

Interest expense, net	1,645	2,350	9,308	7,966
Loss from debt restructuring, net	-	674	-	674
Loss on early extinguishment of debt	-	-	907	-
Other	(118)	(22)	(277)	(38)

Total other expense (income)	1,527	3,002	9,938	8,602

Income before provision for income taxes	15,575	4,749	21,475	14,385

Provision for income taxes	171	20	296	61

NET INCOME	$15,404	$4,729	$21,179	$14,324

Less Predecessor net income before May 14, 2013			13,124

Net income from May 14, 2013 to September 30, 2013			$8,055

Earnings per common unit (basic) (2)	$0.64		$0.34

Earnings per common unit (diluted) (2)	$0.64		$0.34

Weighted average number of common units outstanding including participating securities (basic) (2)	24,015,662		24,015,662

Weighted average number of common units outstanding (diluted) (2)	24,021,289		24,020,700

(1) Fuel revenues and cost of product include excise taxes and similar taxes	$12,610	$9,571	$36,259	$23,178

(2) See Note 10 to unaudited condensed consolidated financial statements

See accompanying notes to unaudited condensed consolidated financial statements.

EMERGE ENERGY SERVICES LP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

($ in thousands)

	Limited Partner Common Units	General Partner (non- economic interest)	Predecessor	Total Partners’ Equity

Balance at December 31, 2011	$-	$-	$(7,780)	$(7,780)

Net income from January 1, 2012 through September 30, 2012	-	-	14,324	14,324

Balance at September 30, 2012	$-	$-	$6,544	$6,544

Balance at December 31, 2012	$(79)	$-	$9,496	$9,417

Net income (loss) from January 1, 2013 through May 13, 2013	(97)	-	13,221	13,124

Balance at May 13, 2013	(176)	-	22,717	22,541

Proceeds from IPO, net of offering costs	116,220	-	-	116,220

Contribution of Predecessor net assets in exchange for common units	22,717	-	(22,717)	-

Common units issued for business acquired	53,721	-	-	53,721

Equity-based compensation expense	3,521	-	-	3,521

Distribution to prior owners including over commitment proceeds	(19,628)	-	-	(19,628)

Redemption of original limited partner interest	(2)	-	-	(2)

Distributions paid	(8,886)	-	-	(8,886)

Distribution equivalent rights accrued	(112)			(112)

Net income from May 14, 2013 through September 30, 2013	8,055	-	-	8,055

Balance at September 30, 2013	$175,430	$-	$-	$175,430

See accompanying notes to unaudited condensed consolidated financial statements.

EMERGE ENERGY SERVICES LP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	For the Nine Months Ended September 30
	2013	2012

Cash flows from operating activities:
Net income	$21,179	$14,324
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	10,053	6,321
Amortization of intangibles	4,413	237
Equity-based compensation expense	3,521	-
Interest converted to long-term debt	3,202	100
Loss on early extinguishment of debt	907	-
Provision for doubtful accounts	200	83
Loss (gain) on disposal of equipment	1	(3)
Amortization of deferred financing costs	731	1,247
Amortization of asset retirement obligation	3	-
Accretion of restructured long-term debt and amortization of debt discount	-	(176)
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable	(15,861)	(17,974)
Inventories	72	(12,862)
Prepaid expenses and other current assets	(1,381)	(1,837)
Accounts payable and accrued liabilities	13,428	12,235
Deferred revenue	324	-
Deposits and other assets	(1,338)	-
Tax refund and income taxes payable	38	29
Net cash provided by operating activities	39,492	1,724

Cash flows from investing activities:
Purchases of property, plant, equipment, and software	(18,598)	(21,403)
Proceeds from sale of asset held for sale	-	1,338
Proceeds from disposal of equipment	5	15
Acquisition of Direct Fuels, net of cash acquired	(16,687)	-
Collection of notes receivable	9	9
Net cash used in investing activities	(35,271)	(20,041)

Cash flows from financing activities:
Proceeds from IPO including over commitment	122,221	-
IPO offering costs	(6,001)	-
Proceeds from line of credit borrowings	112,687	34,000
Repayment of line of credit borrowings	(4,121)	(31,000)
Repayment of Predecessor debt	(161,138)	(3,778)
Proceeds from Predecessor debt	21,493	14,775
Repayment of Direct Fuels’ debt	(21,673)	-
Distributions to Predecessor owners	(19,628)	-
Pre-IPO dividends paid (Direct Fuels)	(11,500)	-
Payment of financing costs	(3,709)	(300)
Payments on capital lease obligation	(2,664)	-
Repayment of other debt	(190)	(150)
Proceeds from other long-term debt	81	710
Redemption of general partner interest	(2)	-
Distributions	(8,886)	-
Net cash provided by financing activities	16,970	14,257

Cash and cash equivalents:
Net increase (decrease)	21,191	(4,060)
Balance at beginning of period	1,467	6,521
Balance at end of period	$22,658	$2,461

	For the Nine Months Ended September 30
	2013	2012

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,836	$5,082
State margin tax	-	67

Supplemental disclosure of non-cash investing and financing activities:
Customer advances offset against accounts receivable	4,043	7,417
Deferred financing costs added to long-term debt	-	2,023
Public offering costs accrued and not paid	-	2,300
Prepaid insurance financed with note payable	497	470
Deferred compensation expense	6,389	-
Issuance of common units to acquire Direct Fuels	53,721	-
Trade-in of disposed equipment	5	-
Distribution equivalent rights accrued	112	-
Partial extinguishment of long-term debt directly paid by lenders	-	32,300
Purchases of property, plant and equipment included in accounts payable	-	7,729
Recognition of the direct financing lease receivable	-	2,700
Plant and equipment financed with long-term debt	-	4,195
Accrued legal fees paid by lenders	-	3,950
Deferred financing costs paid directly by lenders	-	1,186
Deferred public offering costs paid by lenders	-	112
Capitalized interest	-	477

See accompanying notes to unaudited condensed consolidated financial statements.

EMERGE ENERGY SERVICES LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.              ORGANIZATION AND BASIS OF PRESENTATION

Organization

Emerge Energy Services LP is a Delaware limited partnership formed in April 2012.  Upon the consummation of the Partnership’s initial public offering, Superior Silica Holdings LLC (“SSH”) and AEC Holdings LLC (“AEC Holdings”) contributed all their equity interests in Superior Silica Sands LLC (“SSS”) and Allied Energy Company LLC (“AEC”), respectively, to the Partnership. As discussed further below, we purchased the equity interests in Direct Fuels from Direct Fuels Partners, L.P. (“Direct Fuels Partners”) at consummation of the IPO.  The general partner of the Partnership is Emerge Energy Services GP LLC.  The general partner interest in us is non-economic.

We are a growth-oriented energy services company engaged in: (i) the business of mining, producing, and distributing silica sand that is a key input for the hydraulic fracturing of oil and gas wells; and, (ii) the business of distributing refined motor fuels, refining transportation mixture (“transmix”) and biodiesel, operating bulk motor fuel storage terminals, and providing complementary services.  We report silica sand activities through the Sand Segment (“Sand”) and motor fuel operations through the Fuel Distribution and Services Segment (“Fuel”).  For items of income and expense that cannot be directly associated with the Sand and Fuel segments, we allocate these items of income, if any, and expense as “Other.”

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

Initial Public Offering of Emerge Energy Services LP

On May 8, 2013, the Partnership priced an initial public offering of 7,500,000 common units at a price of $17.00 per unit ($15.85 per common unit, net of underwriting discounts and structuring fee). The IPO was made pursuant to a registration statement on Form S-1 originally filed on March 22, 2013, as amended (Registration No. 333-187487) that was declared effective by the Securities and Exchange Commission (“SEC”) on May 8, 2013. On May 20, 2013, the underwriters exercised their option to purchase an additional 209,906 common units. The net proceeds from the IPO of approximately $122.2 million (including net proceeds of $3.3 million from the exercise of the underwriters’ over-allotment option), after deducting the underwriting discount and the structuring fee, were used to: (i) repay existing subsidiary debt, in the amount of approximately $87.6 million, (ii) pay offering expenses of approximately $10.6 million, (iii) pay and initial funding of cash-based compensation awards to senior management of approximately $8.9 million, (iv) provide the Partnership with working capital of approximately $11.5 million and (v) provide a distribution to equity holders of $3.6 million.

Upon the closing of the IPO, the consolidated historical financial statements of SSH, AEC Holdings, and the Partnership became the historical financial statements as discussed below.

Basis of Presentation and Consolidation

SSH and AEC Holdings, which together constitute our Predecessor for accounting purposes, were, prior to the completion of the IPO, under the common control of a private equity fund managed and controlled by Insight Equity and, as a result, their contribution to the Partnership was recorded as a combination of entities under common control, whereby the assets contributed and liabilities assumed are recorded based on their historical carrying value.  After the contribution of the Predecessor’s business and net assets on May 14, 2013, the Partnership has retroactively reported its financial statements as if the contribution occurred at the beginning of the periods presented. We accounted for the purchase of Direct Fuels under Financial Accounting Standards Board Accounting Standards Council (FASB ASC), Statement 805, Business Combinations, whereby the net assets acquired are recorded at fair value on the date of acquisition.  The acquisition of Direct Fuels was accounted for as a business combination using the acquisition method of accounting.  The financial position and results of operations of Direct Fuels were included in the consolidated financial statements from and as of the date of acquisition.  We acquired Direct Fuels to expand our operations, gain new customers, improve margins, and increase its markets through a larger geographical presence.  After completing the acquisition on May 14, 2013, the Partnership owned 100% of Direct Fuels.  We funded the acquisition with a combination of cash, issuance of common units and assumption of debt.

For periods prior to our IPO, the accompanying condensed consolidated financial statements and related notes present the historical accounts of the Predecessor.  To the extent they relate to periods prior to the IPO, the results are not necessarily indicative of the actual results of operations that might have occurred if we had operated as a combined entity during that pre-IPO period.

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  All significant intercompany transactions and balances have been eliminated in consolidation.

Acquisition

On May 14, 2013, we acquired Direct Fuels from Direct Fuels Partners for $98.3 million.  Direct Fuels operates a motor fuel terminal and transmix processing facilities in Texas.  Direct Fuels’ identifiable assets acquired and liabilities assumed by us were recognized based upon the fair values determined on the date of acquisition.

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

The reconciliation of fair values (in thousands) of the assets acquired and liabilities assumed related to the Direct Fuel purchase price follows:

Total purchase price	$98,277

Fair value of identifiable assets and liabilities acquired:
Cash	6,197
Accounts receivable, net	9,845
Other current assets	13,146
Property, plant and equipment	14,897
Intangible assets	45,080
Goodwill	29,264
Total assets acquired	118,429

Less accounts payable and accrued liabilities	8,652
Less dividend payable	11,500
Total current liabilities	20,152

Net assets acquired	$98,277

The consideration for the Direct Fuels acquisition totaled $98.3 million.  In May 2013, we paid $22.9 million in cash, issued 3,180,612 common units with a fair value totaling $53.7 million, and assumed $21.7 million in long-term debt.  The accounts receivables acquired represent the gross contractual amounts and are stated at fair market value.  Subsequent to May 14, 2013, Direct Fuels collected the accounts receivable illustrated in the table above.  Prior to the acquisition, Direct Fuels declared a cash dividend totaling $11.5 million that was payable from cash and accounts receivables.  The $11.5 million dividend payable is a pre-IPO distribution and was paid after the acquisition.

We attributed $45.1 million to intangible assets associated with Direct Fuels’ customer relationships, long-term supply and transportation contracts, and a non-compete agreement. We amortize the customer relationships using an accelerated method (based on expected future cash flows) and the other intangibles using straight-line method over their estimated useful lives.  The useful lives range as follows: (i) customer relationships, 16 years; (ii) long-term supply and transportation assets, 3 to 18 months; and (iii) non-compete agreement, four years.

In 2013, we expensed $1.5 million of transaction costs associated with the acquisition of Direct Fuels.  We reported these costs as IPO transaction-related costs within operating expenses.  For the period May 14, 2013 (date of acquisition) through September 30, 2013, Direct Fuels’ revenues totaled $127.2 million and it reported a net loss of $0.6 million.

The following unaudited pro forma financial information presents the combined results of operations of the Partnership and Direct Fuels as if the transaction had occurred on January 1, 2012.  The pro forma information is not necessarily indicative of what the results of operations actually would have been had the acquisition been completed on January 1, 2012.  In addition, the unaudited pro forma financial information is not indicative of, nor does it purport to project, the future operating results of the Partnership.  The unaudited financial information excludes acquisition and integration costs and does not give effect to any estimated and potential cost savings or other operating efficiencies, if any, that might result from the acquisition.

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
	($ in thousands)
Revenues	$270,241	$266,482	$750,447	$707,850

Net income	$15,404	$6,342	$22,410	$14,861

2.              SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Emerge Energy Services LP’s prospectus dated May 8, 2013 (the “Prospectus”) included in its Registration Statement on Form S-1, as amended (SEC File No. 333-187487).  Certain information and footnote disclosures required by GAAP for complete annual consolidated financial statements have been omitted and, therefore, these interim financial statements should be read in conjunction with the SSH and AEC Holdings audited consolidated financial statements for the year ended December 31, 2012, which are included in the Prospectus.  In the opinion of management, these financial statements, which have been prepared pursuant to the rules of the SEC and GAAP for interim financial reporting, reflect all normal and recurring adjustments necessary to state fairly the results for the interim periods.  The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of those for a full year or any other interim period due to the seasonal and weather-related conditions in certain aspects of the Partnership’s business.

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

Sand segment revenues from sales to customers who have advanced payments to us are invoiced to accounts receivable and recognized as revenue at the gross contractual rate per ton.  Subsequently, we recognize a reduction of accounts receivable and a corresponding reduction in the “advances from customers” liability (net of accrued interest) for the contracted repayment rate per ton.  As of September 30, 2013, we have satisfied the customer advances in full.

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

We recognize Fuel segment revenue related to our terminals, reclamation, transportation services, and sales of motor fuels, net of trade discounts and allowances, in the reporting period in which the services are performed and motor fuel products are transferred from our terminals, title and risk of ownership pass to the customer, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable.  Our Fuel segment also sells renewable identification numbers (“RINS”) under a contractual arrangement.  The Fuel segment records RINS as a reduction in the cost of product when they become eligible for sale under rules established by the Environmental Protection Agency.  For the three months ended September 30, 2013 and 2012, RINS reduced cost of product by $2.2 million and $0, respectively.  For the nine months ended September 30, 2013 and 2012, RINS reduced cost of product by $5.0 million and $0, respectively.

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

Our financial instruments consist primarily of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable and debt instruments.  The carrying amounts of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable and accounts payable are representative of their fair values due to their short maturities.  The carrying amount for our $150 million senior secured revolving credit facility approximates fair value because the underlying instrument includes provisions that adjust our interest rates based on current market rates.  We determined the fair value of the Predecessor’s debt instruments using Level 2 inputs.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentration of credit risk are cash and cash equivalents and trade accounts receivable.  Our cash and cash equivalents were fully insured as of December 31, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012.  Under the program, there is no limit to the amount of insurance for eligible accounts.  Beginning in 2013, insurance coverage reverted to $250,000 per depositor at each financial institution and certain of our cash balances did exceed federally insured limits as of September 30, 2013.  We maintain our cash and cash equivalents in financial institutions we consider to be of high credit quality.

We provide credit, in the normal course of business, to customers located throughout the United States.  We perform ongoing credit evaluations of our customers and generally do not require collateral.  In addition, we regularly evaluate our credit accounts for loss potential.

Our largest two customer balances represented 17% and 13% of the trade accounts receivable balance as of September 30, 2013 while the top two customer balances represented 15% and 14% as of December 31, 2012, respectively.  No other customer balance exceeded 10% of the total trade accounts receivable balance as of September 30, 2013 and December 31, 2012.

No individual customer represented more than 10% of revenues for the nine months ended September 30, 2013 while one customer individually represented 13% of revenues for the nine months ended September 30, 2012.

Restricted Cash and Equivalents

The Partnership is required under agreements with our chief executive officer (“CEO”) and an officer in our Sand segment (the “Sand Officer”) to establish and maintain Rabbi Trusts which are used to fund deferred compensation as described in the agreements.  Restricted cash and equivalents are invested in short-term instruments at market rates; therefore the carrying value approximates fair value.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recognized at their invoiced amounts and do not bear interest.  We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  We estimate our allowances for doubtful accounts based on specifically identified amounts that are believed to be uncollectible.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances for doubtful accounts might be required.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance for doubtful accounts. The allowance for doubtful accounts was approximately $0.38 million at September 30, 2013, and $0.12 million at December 31, 2012.

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

Accounting for Renewable Identification Numbers

The Fuel segment is required to comply with federal laws that regulate biofuels and renewable identification numbers.  RINS are serial numbers assigned to biofuels for the purpose of tracking its production, use, and trading as required by the United States Environmental Protection Agency’s Renewable Fuel Standard implemented according to the Energy Policy Act of 2005.  Generally, companies that refine petroleum-based fuels are obligated to meet certain quotas based on the volume of fuel they introduce into the marketplace.  The Partnership is required to satisfy these obligations to the extent previously non-certified fuels are included or introduced into transmix feedstock.  The Partnership accounts for these direct obligations as a liability until satisfied.  As of September 30, 2013 and December 31, 2012, accrued liabilities include $0.2 million and $0 million, respectively, for obligations under the Energy Policy Act of 2005.

The Fuel segment routinely purchases ethanol for blending with gasoline.  To a lesser extent, the Fuel segment purchases biodiesel for blending with diesel.  The Fuel segment has the option to purchase these biofuels with or without RINS.  RINS have value because there is an active trading market between buyers and sellers.  The supplier offers biofuels at two price points.  The supplier has one price, generally higher, that includes both the physical product and the RINS.  The second price, generally lower, is for the product exclusive of the RINS.  The Fuel segment generally purchases the biofuels and the RINS.

The Fuel segment accounts for RINS in a manner similar to the purchase of conventional fuels.  At point of purchase, the total transaction cost is charged to cost of products.  This includes the cost of the embedded RINS.  For inventory valuation, the RINS value is removed and reported separately as other current assets and the offsetting credit allocated to cost of product.  For biofuels purchases that include RINS, this treatment allows consistent measurement of margins without regard to the RINS.  The Fuel segment values separately reported RINS at fair value using Level 1 inputs.  As of September 30, 2013 and December 31, 2012, other current assets include RINS valued at $1.0 million and $0.6 million, respectively.

Motor Fuel Taxes

We report excise taxes on motor fuels on a gross basis.  For the three months ended September 30, 2013 and 2012, excise taxes included in fuel revenues and cost of fuel totaled approximately $12.6 million and $9.6 million, respectively. For the nine months ended September 30, 2013 and 2012, excise taxes included in fuel revenues and cost of product totaled approximately $36.3 million and $23.2 million, respectively.

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

Useful Lives (in Years)

Building and land improvements including assets under capital lease	10 – 39
Tanks and equipment	7 – 40
Railroad and related improvements	20 – 40
Sewer connection	15
Machinery and equipment	5 – 10
Plant equipment including assets under capital lease	5 – 7
Industrial vehicles	3 – 7
Furniture, office equipment, and software	3 – 7
Leasehold improvements	3 – 5 or lease term, whichever is less

For the three months ended September 30, 2013 and 2012, depreciation and amortization expense totaled $3.6 million and $2.1 million, respectively.  For the nine months ended September 30, 2013 and 2012, depreciation and amortization expense totaled $10.1 million and $6.3 million, respectively.

Mineral Resources, net

Mineral resources are initially recognized at cost, which approximates the estimated fair value as of the date of acquisition.  The provision for depletion of the cost of mineral resources is computed on the units-of-production method.  Under this method, we compute the provision by multiplying the total cost of the mineral resources by a rate arrived at dividing the physical units of sand produced during the period by the total estimated mineral resources at the beginning of the period.  Depletion expense for the three months ended September 30, 2013 and 2012 totaled approximately $9,000 and $13,000, respectively.  Depletion expense for the nine months ended September 30, 2013 and 2012 totaled approximately $23,000 and $39,000, respectively.

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

For the three months ended September 30, 2013 and 2012, amortization expense totaled $2.8 million and $0.1 million, respectively.  For the nine months ended September 30, 2013 and 2012, amortization expense totaled $4.4 million and $0.2 million, respectively.

Impairment or Disposal of Long-Lived Assets

In accordance with FASB ASC 360-10-05, Impairment or Disposal of Long-Lived Assets, long-lived assets such as property, plant, and equipment, and intangible assets subject to amortization are reviewed for impairments whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable.  If circumstances require a long-lived asset be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs. The recoverability of intangible assets subject to amortization is also evaluated whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. In management’s opinion, no impairment of long-lived assets exists at September 30, 2013 and December 31, 2012.

Deferred Financing Costs

Financing costs that are directly and incrementally associated with new borrowings are capitalized and amortized over the term of our credit facility using the straight-line method that approximates the effective interest method.

Goodwill

Goodwill is not amortized and represents the excess purchase price of the Direct Fuels acquisition over the estimated fair value of the net identifiable assets acquired.  As of September 30, 2013 and December 31, 2012, goodwill totaled $29.3 million and $0, respectively.  As of September 30, 2013, goodwill is associated with our Fuel segment.  In accordance with GAAP, we will perform impairment testing of goodwill assets no less than annually unless indicators of impairment exist in interim periods.  The impairment test for goodwill uses a two-step process, which is performed at the entity level (the reporting unit).  Step one compares the fair value of the reporting unit (calculated using the enterprise value-market capitalization approach) to its carrying value.  If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed.  Step two compares the carrying value of the reporting unit’s goodwill to the implied fair value (i.e., the fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets).  If the carrying value of goodwill exceeds its implied fair value, we record the excess as an impairment charge to earnings.  We will perform our goodwill impairment test no less than annually.  During September 2011, FASB issued Accounting Standards Update (“ASU”) No. 2011-08, “Testing Goodwill for Impairment”. This ASU is designed to simplify how entities test goodwill for impairment. Under the new standard, an entity may first assess qualitative factors to determine whether it is more likely than not that the fair value of an asset group is less than the carrying amount, for the purpose of determining whether it is necessary to estimate the fair value of the asset group to which the goodwill relates.

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

Equity-Based Compensation and Equity Incentive Plan

We account for equity-based compensation by recognizing an expense in the financial statements based on the fair value method.  The fair value method requires that a fair value be assigned to a unit grant on its grant date and that this value be amortized over the grantees’ service period.  Restricted and phantom units have a fair value equal to the fair market price of the common units on the date of the grant.  We amortize the fair value of the restricted and phantom units over the vesting period using the straight-line method.  The fair value of a certain equity award to a key employee was determined using a Monte Carlo simulation.  We calculated a forfeiture rate to estimate the equity-based awards that will ultimately vest based on types of awards and historical experience.  For performance-based awards, we make estimates as to the probability of the underlying performance being achieved and record expense if the performance will probably be achieved.

Business Segments

We have two operating segments.  The Sand segment consists of the production and sale of various grades of industrial sand primarily used in the extraction of oil and natural gas and the production of building products and foundry materials.  The Fuel segment operates two transmix processing facilities that are located in the Dallas-Fort Worth area and Birmingham, Alabama.  In addition to refining transmix, the Fuel segment sells a suite of complementary fuel products and services, including third-party terminaling services, the sale of wholesale petroleum products, certain reclamation services (which consist primarily of tank cleaning services) and blending of renewable fuels.  For operations and other Partnership activities not managed through our two operating segments, these items of income, if any, and costs are presented herein as “Other.”  Our chief operating decision maker is our chief executive officer.  The chief operating decision maker allocates resources and assesses performance of the business and other activities at the reporting segment level.

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

3.              INVENTORIES

Inventories consisted of the following (in thousands):

	As of	As of
	September 30, 2013	December 31, 2012

Refined fuels	$8,158	$11,323
Fuel raw materials and supplies	7,444	910
Sand raw materials	9,489	8,317
Sand work in process	2,261	1,598
Sand finished goods	2,445	700
Total inventory	$29,797	$22,848

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

On May 14, 2013, as a result of the prepayment prior to maturity of the Predecessor’s senior secured credit facilities, Second Lien Credit Agreement and Third Lien Credit Agreement, the Partnership charged all unamortized deferred financing costs, debt discounts and unaccreted debt restructuring gain and recorded a loss on early extinguishment of debt of $0.9 million.

Other

As described above, the Partnership assumed senior debt associated with the purchase of Direct Fuels.  On May 14, 2013, we repaid all amounts outstanding totaling $21.7 million.

Credit Facility

On May 14, 2013, we entered into a revolving credit and security agreement (the “Credit Agreement”) among the Partnership, as parent guarantor, each of its subsidiaries, as borrowers (the “Borrowers”), and PNC Bank, National Association, as administrative agent and collateral agent.  The Credit Agreement provides for a $150 million senior secured revolving credit facility (the “new credit facility”) under which we initially borrowed approximately $112.6 million.  We used these loan proceeds to (i) make distributions of $17.0 million to SSH and to fund the cash payment in the Direct Fuels acquisition amounting to $22.2 million; and, (ii) repay $73.5 million of existing SSH debt. Under the new credit facility, our borrowings bear interest at 3.77% at September 30, 2013.  The Partnership incurred approximately $3.6 million of direct financing costs for professional and legal fees paid to the agent and recorded this as deferred financing cost.  The new credit facility was available to repay our existing indebtedness on the closing date of the IPO, to fund fees and expenses incurred in connection with the IPO and the credit facility, and for general business purposes, including working capital requirements, capital expenditures, permitted acquisitions, making debt payments (but not prepayments) when due, and making distributions and dividends. In addition, the Credit Agreement includes a sublimit of up to $15 million for the issuance of letters of credit. Substantially all of the assets of the Borrowers under the Credit Agreement are pledged as collateral under the Credit Agreement.

The Credit Agreement contains various covenants and restrictive provisions and requires maintenance of financial covenants as follows:

•      a fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 1.10 to 1.00; and

•      total leverage ratio (as defined in the Credit Agreement) of not greater than 3.00 to 1.00.  The requirement to maintain the total leverage ratio is subject an increase to 3.50 to 1.00 in connection with certain permitted acquisitions.

We were in compliance with our loan covenants as of September 30, 2013.  As of September 30, 2013, we had undrawn availability under this credit facility totaling approximately $39.9 million.

Loans under the new credit facility will bear interest at our option at either:

•      base Rate (as defined in the Credit Agreement), which will be the base commercial lending rate of PNC Bank, as publicly announced to be in effect from time to time, plus an applicable margin ranging from 1.75% to 2.50% based on our total leverage ratio; or

•                  LIBOR plus an applicable margin ranging from 2.75% to 3.50% based on our total leverage ratio.

The new credit facility matures on May 14, 2018.  On July 23, 2013, we elected the LIBOR option for the entire outstanding balance of [$112.6 million] for a three month period that matured on October 23, 2013.  The interest rate for this period was 3.77%.  On October 23, 2013, we renewed the LIBOR election for a principal sum of $108.6 million with a one month maturity on November 22, 2013 at an interest rate of 3.67%.

Other Long-Term Debt

From time to time, we incur additional debt to finance specific equipment purchases.  Total outstanding principal amounts of such borrowings were $0.4 million and $1.2 million as of September 30, 2013 and December 31, 2012, respectively.

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

We agreed to repay the advance payments, including interest, during the repayment period by applying against the full invoiced amount a credit ranging from $10.00 to $11.50 per ton depending on the grade of sand being purchased.  The current and long-term portions of these obligations had been estimated based on future expected purchase quantities or the minimum required purchases, whichever was greater.

The above obligations were secured by letters of credit that were issued by an affiliate of our majority owner through a financial institution at a percentage of the original principal balance of 60%, 50% and 100% for customers 1, 2 and 3, respectively.  The letters of credit were reduced proportionally on a quarterly or semi-annual basis based on principal payments made as of each respective contract annual effective date.  As of September 30, 2013, we had repaid all customer advances in full.

6.              COMMITMENTS AND CONTINGENCIES

Litigation and Potentially Uninsured Liabilities

We are subject to various claims and litigation arising in the ordinary course of business.  We had no accruals as of September 30, 2013 or December 31, 2012 related to claims and litigation, and current litigation matters are not expected to have a material adverse effect on our financial position, results of operations or cash flows.  We expense legal costs related to claims and litigation in the period incurred.

Employment Agreement, Deferred Compensation, and Rabbi Trusts

Prior to our IPO, we had a long-term incentive compensation program (the “LTIC”) with our CEO and the Sand Officer under which additional compensation may be paid based on certain events, as defined in the agreement.  Before May 14, 2013, there were no amounts due under these agreements.  On May 29, 2013, we terminated these agreements.  In consideration for terminating the LTIC agreements, we agreed to pay, in cash, the CEO $4.3 million and the Sand Officer $2.1 million within ten days of May 29, 2014.  On May 30, 2013, we deposited approximately $6.4 million into two separate trust accounts under an informal funding arrangement known as Rabbi Trusts.  We account for these amounts in accordance with FASB ASC 710 as it relates to arrangements where compensation is both earned and held in Rabbi Trusts.  At September 30, 2013, trust assets were invested in money market funds and the carrying value approximated fair value.  We expensed the combined total ($6.4 million) of this deferred compensation during the nine months ended September 30, 2013.  As of September 30, 2013, the accrued deferred compensation expense remains unpaid ($6.4 million).

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

Counterparty Risk

The Sand segment routinely purchases raw sand from a supplier located in Wisconsin.  The Partnership understands from public sources that the supplier may be experiencing financial difficulties.  Because the Partnership has been unable to verify the validity of this information, the Partnership is unable to make a complete and accurate assessment about the precise extent of financial risk, if any, that this supplier is facing.  At September 30, 2013, the supplier was custodian of approximately $3.3 million of the Partnership’s raw sand inventory stored on the supplier’s property.  The Partnership does not have security agreements in place that specifically identify the raw sand inventory as assets belonging to the Partnership, but it is the Partnership’s opinion that title to the sand has passed to the Partnership.  In the opinion of management, as of the date of these financial statements, the amounts representing inventories stored at this supplier’s site are fully recoverable in the ordinary course of business.

Fuel Segment Transmix Supply and Pipeline Shipper Arrangement

On October 25, 2013, the Partnership issued a letter of credit to a fuel pipeline common carrier to the extent of $3.7 million.  This letter of credit secures payment for transmix open account purchases and pipeline tariffs (i.e., freight charges).  Effective with posting the letter of credit with the pipeline common carrier, the Fuel segment became eligible to transport refined motor fuels and transmix to its facility located in Birmingham, Alabama via pipeline.  The letter of credit expires on April 30, 2014.

7.              RELATED PARTY TRANSACTIONS

We made aggregate principal and interest payments to related party lenders of $27.2 million and $0 for the nine months ended September 30, 2013 and 2012.

The Partnership does not have any employees.  Before May 14, 2013, the Predecessor and Direct Fuels had employees assigned directly to their respective operations.  On May 14, 2013, our general partner hired all employees of the Predecessor and Direct Fuels.  After this date, our general partner manages our human resource assets including their fringe benefits.  We routinely and regularly reimburse our general partner for wages and benefits paid on our behalf.  For the three months and nine months ended September 30, 2013, we reimbursed the general partner approximately $3.7 million and $7.9 million, respectively for wages and wage-related benefits.  We report these reimbursements as operating expenses.  As of September 30, 2013, the Partnership reported a receivable from the general partner totaling approximately $44,000.

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

Services Agreement.  On May 14, 2013, in connection with the closing of the IPO, the Partnership entered into an administrative services agreement with Insight Equity Management Company, LLC (“Insight Management”), pursuant to which Insight Management provides specific general and administrative services to the Partnership. Under this agreement, we reimburse Insight Management based on agreed upon formulas for actual travel and other expenses on our behalf.  In addition, an executive employee of Insight Management is the head of the Fuel segment.  The Partnership pays this executive for services rendered to the Fuel segment and records these costs as a charge to earnings.  The administrative services agreement will remain in force until (i) the date the Partnership and Insight Management mutually agree to terminate it; (ii) the final distribution in liquidation of the Partnership or the Partnership’s subsidiaries; or (iii) the date on which neither Insight Management nor its affiliates collectively controls less than 51% of the Partnership.  At closing of the IPO, the Partnership reimbursed Insight Management approximately $1.6 million for costs related to the Partnership but incurred prior to May 14, 2013.  As of September 30, 2013, the Partnership reported amounts payable to Insight Management of approximately $0.2 million.  Insight Management also provides a variety of administrative services for which the Partnership does not incur or report costs.

8.              EQUITY-BASED COMPENSATION

Effective May 14, 2013, the Partnership’s 2013 Long-Term Incentive Plan (the “LTIP”) for providing long-term incentives for our employees, directors, and consultants who provide services to us was adopted.  The plan is administered by a committee subject to oversight by the board of directors of our general partner (the “Board of Directors”).  The committee has delegated authority to: (i) designate participants; (ii) determine types of awards; (iii) determine number of units covered by the award; (iv) determine terms and conditions of awards; (v) determine how and when awards might be settled; and (vi) interpret and administer the plan and take other such actions as might be necessary for the proper administration of the plan.  The LTIP provides for the issuance of an aggregate of up to 2,321,968 common units to be granted either as options, restricted units, phantom units, distribution equivalent rights, unit appreciation rights, unit award, profits interest units, or other unit-based award granted under the plan.  As of September 30, 2013, we granted awards totaling 1,148,235 units that represent a combination of restricted and phantom units.  Our CEO and the Sand Officer also participate in the LTIP plan.  We granted 530,588 and 265,294 phantom units to our CEO and Sand Officer, respectively.  Half of these phantom units vest in one year, and the remaining half in the year after.  The agreements covering the CEO and the Sand Officer entitle them to receive dividends in an amount equal to Partnership distributions whether or not such phantom units are vested.  Independent director restricted units vest after one year.  For other employees, we assume a 30 month vesting period for phantom unit grants, which represents management’s estimate of the amount of time until all vesting conditions have been met. Regarding distributions for independent directors and other employees, distributions are credited to a distribution equivalent right account for the benefit of each participant and become payable generally within 45 days following the date of vesting.  As of September 30, 2013, the unpaid liability for distribution equivalent rights totaled approximately $112,000.

The following table summarizes awards granted during the post-IPO period of May 14, 2013 through September 30, 2013.  The outstanding balance at September 30, 2013 represents total awards since IPO.  During the three and nine months ended September 30, 2013, there was a forfeiture of 50,000 phantom units.

	Total Units	Phantom Units	Restricted Units	Fair Value per Unit at Award Date

Employees (including CEO and Sand officer)	1,087,648	1,087,648	-	$17.00
Board of directors (independent)	10,587	-	10,587	17.00
Total outstanding at September 30, 2013	1,098,235	1,087,648	10,587	$17.00

For the three and nine months ended September 30, 2013, we recorded non-cash compensation expense relating to equity-based compensation of $2.3 million and $3.5 million, respectively.  As of September 30, 2013, the unrecognized compensation expense related to the grants discussed above amounted to $15.3 million.

9.              INCOME TAXES

Provision for Income Taxes

Our provision for income taxes relates to: (i) state margin taxes for the Partnership and (ii) federal and state income taxes for Emerge Energy Distributors Inc. (“Distributor”).  Distributor is a subsidiary of the Partnership which supports the Fuel segment.  For federal income tax purposes, the Partnership reports its income, expenses, gains, and losses as a partnership not subject to income taxes.  Distributor reports its income, expenses, gains, and losses as a corporation and is subject to both federal and state income taxes.

Effective Income Tax Rate

For the three and nine months ended September 30, 2013 and 2012, Distributor’s effective income tax rate was an expense of 35% and 0%, respectively. For Distributor, there were no significant differences between book and taxable income.  The Partnership is subject to state margin taxes for its subsidiaries that operate in Texas.  For the Partnership operations in Texas, the effective margin tax rate is approximately 0.5% as defined by applicable state law.

10.       EARNINGS PER COMMON UNIT

We compute basic net income per unit by dividing net income by the weighted-average number of common units outstanding including participating securities.  Participating securities include unvested equity-based payment awards that contain non-forfeitable rights to distributions.  For these purposes, grants to our CEO (530,588 units) and the Sand Officer (265,294 units) are deemed participating securities.

Diluted net income per unit is computed by dividing net income by the weighted-average number of common units outstanding, including participating securities, and increased further to include the number of common units that would have been outstanding had potential dilutive units been exercised.  The dilutive effect of restricted units is reflected in diluted net income per unit by applying the treasury stock method.  The participating phantom units with non-forfeitable rights to distributions are not considered in computations under the treasury stock method to derive potentially dilutive units outstanding.  At September 30, 2013, there were no anti-dilutive units outstanding.

For the three months ended September 30, 2013, basic and diluted earnings per unit are computed as follows:

	For the Three Months Ended September 30, 2013
	Income (Numerator)	Units (Denominator)	Per Unit Amount

Basic earnings per unit:
Weighted average common units outstanding		23,219,680
Weighted average phantom units deemed participating securities		795,982
Total	$15,404,000	24,015,662	$0.64
Diluted earnings per unit:
Weighted average common units outstanding		23,219,680
Weighted average phantom units deemed participating securities		795,982
Weighted average potentially dilutive units outstanding		5,627
Total	$15,404,000	24,021,289	$0.64

For the nine months ended September 30, 2013, basic and diluted earnings per unit are computed as follows:

	For the Nine Months Ended September 30, 2013
	Income (Numerator)	Units (Denominator)	Per Unit Amount

Basic earnings per unit:
Weighted average common units outstanding		23,219,680
Weighted average phantom units deemed participating securities		795,982
Total	$8,055,000	24,015,662	$0.34
Diluted earnings per unit:
Weighted average common units outstanding		23,219,680
Weighted average phantom units deemed participating securities		795,982
Weighted average potentially dilutive units outstanding		5,038
Total	$8,055,000	24,020,700	$0.34

11.             IPO TRANSACTION-RELATED EXPENSES

We incurred generally non-recurring expenses related directly to the IPO.  These costs consist primarily of incentive compensation and payroll-related costs paid to management.  In addition, we incurred indirect legal, accounting, and other professional fees associated with the IPO transaction not related to the issuance of equity and debt.  We reported these amounts as an operating expense for the three and nine months ended September 30, 2013.

There were no similar expenses in the corresponding periods in 2012.  The following table summarizes these costs (in thousands):

Total for the Period May 14, 2013 through September 30, 2013

Incentive compensation:
Compensation and payroll-related costs for termination of LTIC plan	$6,512
Incentive compensation and payroll-related costs to other management employees	2,853
Other IPO-related costs	1,601
Total IPO transaction-related expenses	$10,966

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

Segment managers are directly accountable to and maintain regular contact with our CODM to discuss segment operating activities and financial performance.  With concurrence and approval of the Board of Directors, the CODM approves annual capital budgets for major projects.  However, business unit managers within the operating segments are responsible for decisions relating to project implementation and matters connected with daily operations.  The CODM evaluates segment performance based on segment income or loss before deductions for depreciation, depletion, amortization, asset-related transactions, and other items of income or expense.  Although not used by management in its performance monitoring activities, asset information as of September 30, 2013 and December 31, 2012 is included in the following tables together with financial information concerning our reportable segments for the three months and nine months ended September 30, 2013 and 2012.

	For the Three Months Ended September 30 ($ in thousands)
	Sand Segment		Fuel Segment		Other		Total
	2013	2012	2013	2012	2013	2012	2013	2012

Statements of Operations Data:

Revenues	$47,451	$17,221	$222,790	$158,781	$-	$-	$270,241	$176,002
Cost of product	11,944	4,823	209,129	154,218	-	-	221,073	159,041
Operations and maintenance	13,809	2,151	3,854	2,358	-	-	17,663	4,509
Selling, general and administrative expenses	2,606	1,390	1,701	1,085	1,366	-	5,673	2,475
Segment operating expenses (a)	28,359	8,364	214,684	157,661	1,366	-	244,409	166,025

Segment income	19,092	8,857	8,106	1,120	(1,366)	-	25,832	9,977

Depreciation, depletion and amortization	2,715	1,534	3,675	700	-	-	6,390	2,234
Equity-based compensation expense	-	-	-	-	2,300	-	2,300	-
IPO transaction-related costs	-	-	44	-	-	-	44	-
Loss (gain) on disposal of equipment	(4)	(13)	-	5	-	-	(4)	(8)
Interest expense	377	2,161	3	189	1,265	-	1,645	2,350
Loss from debt restructuring, net	-	674	-	-	-	-	-	674
Loss (gain) on early extinguishment of debt	-	-	-	-	-	-	-	-
Other (income)	(107)	(14)	(11)	(8)	-	-	(118)	(22)
Income (loss) before taxes	$16,111	$4,515	$4,395	$234	$(4,931)	$-	$15,575	$4,749

Balance Seet Data (at period end):							As of September 30, 2013	As of December 31, 2012

Sand segment							$134,932	$121,498
Fuel segment							173,134	74,289
Other							31,933	2

Total assets							$339,999	$195,789

(a)         For segment reporting purposes, operating expenses exclude depreciation, depletion, amortization, asset-related transactions, equity-based compensation, and IPO-related transaction costs.  Segment operating income (loss) excludes interest expense, taxes, and other items of income or expense.

	For the Nine Months Ended September 30 ($ in thousands)
	Sand Segment		Fuel Segment		Other		Total
	2013	2012	2013	2012	2013	2012	2013	2012

Statements of Operations Data:

Revenues	$113,972	$47,731	$513,253	$404,701	$-	$-	$627,225	$452,432

Cost of product	32,765	12,325	482,489	390,233	-	-	515,254	402,558
Operations and maintenance	28,427	5,953	9,303	6,698	-	-	37,730	12,651
Selling, general and administrative expenses	6,904	4,241	4,290	3,440	2,685	-	13,879	7,681
Segment operating expenses (a)	68,096	22,519	496,082	400,371	2,685	-	566,863	422,890

Segment income	45,876	25,212	17,171	4,330	(2,685)	-	60,362	29,542

Depreciation, depletion and amortization	7,672	4,524	6,794	2,034	-	-	14,466	6,558
Equity-based compensation expense	-	-	-	-	3,521	-	3,521	-
IPO transaction-related costs	6,983	-	2,182	-	1,801	-	10,966	-
Loss on disposal of equipment	(4)	(8)	-	5	-	-	(4)	(3)
Interest expense	7,011	7,369	334	597	1,963	-	9,308	7,966
Loss from debt restructuring, net	-	674	-	-	-	-	-	674
Loss (gain) on early extinguishment of debt	2,930	-	(2,023)	-	-	-	907	-
Other (income)	(244)	(14)	(33)	(24)	-	-	(277)	(38)
Income (loss) before taxes	$21,528	$12,667	$9,917	$1,718	$(9,970)	$-	$21,475	$14,385

Balance Seet Data (at period end):							As of September 30, 2013	As of December 31, 2012

Sand segment							$134,932	$121,498
Fuel segment							173,134	74,289
Other							31,933	2

Total assets							$339,999	$195,789

(a)         For segment reporting purposes, operating expenses exclude depreciation, depletion, amortization, asset-related transactions, equity-based compensation, and IPO-related transaction costs. Segment operating income (loss) excludes interest expense, taxes, and other items of income or expense.

13.       FAIR VALUE MEASUREMENTS

We periodically entered into interest rate swaps and futures contracts in accordance with its risk management strategy to manage the risk associated with changing interest rates and fuel prices.  We do not use derivative financial instruments for trading or speculative purposes. As of September 30, 2013 and December 31, 2012, we did not have any outstanding interest rate swaps.  As of September 30, 2013 and December 31, 2012, we had 22 and 188 open contracts, respectively, to manage fuel price risk.  For the three months ended September 30, 2013, the net realized losses from fuel-related futures totaled approximately $252,000.  For the nine months ended September 30, 2012, realized gains totaled approximately $700,000.  For the three and nine months ended September 30, 2012, the net realized losses totaled approximately $1.7 million and $775,000, respectively.  As of September 30, 2013 and 2012, we had unrealized gains of approximately $18,000 and unrealized losses of approximately $257,000, respectively.  These amounts are reported in cost of fuel in the unaudited condensed combined statements of operations.

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

Our valuation models consider various inputs including (a) mark to market valuations, (b) time value and, (c) credit worthiness of valuation of the underlying measurement.

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

	September 30, 2013
	Carrying Amount	Fair Value

Long-term debt, including current maturities	$108,954	$108,954
Derivative liability	$18	$18

	December 31, 2012
	Carrying Amount	Fair Value

Long-term debt, including current maturities	$138,962	$143,288
Derivative asset	$18	$18

14.       SUBSEQUENT EVENTS

Third Quarter Distribution

On October 21, 2013, the Board of Directors approved a quarterly distribution of $0.86 per common unit.  The distribution will be paid on November 14, 2013 to holders of record as of November 6, 2013.  We expect to distribute approximately $20.0 million to our unitholders.  We will also distribute approximately $0.7 million to the CEO and the Sand Officer pursuant to terms of the LTIP.

As described more fully in Note 6 Commitments and Contingencies, the Partnership’s primary bank issued a $3.7 million letter of credit to secure open account purchases of transmix and pipeline tariffs.

On November 9, 2013, the Partnership entered into a mining agreement with the Town of Auburn, Wisconsin (“the Town”) that addresses local regulations related to sand mining and sand processing activities at the Partnership’s New Auburn, Wisconsin facility.  The agreement expires on December 31, 2043.  The agreement covers hours of operation, use of roads, control of light and noise, air quality and fugitive dust, control of waste materials, groundwater standards, and property value assurance (“PVA”).  The PVA provisions include the Partnership’s guaranty of certain owners’ property values, as defined in the agreement, and set forth the terms by which the Partnership is required to make future payments to the specified property owners, if any.

The Partnership is required to pay the property owner the excess of fair market value over selling price, if any.  In addition, if the owner’s property fails to sell after 270 days from the date listed for sale, the Partnership is obligated to purchase the property for fair market value.  The agreement defines fair market value using one of two methods as follows: (i) the value identified in the Town’s 2011 tax rolls plus 10%; or, in the event the property owner believes the other method does not accurately reflect fair market value, (ii) a then current appraisal prepared by a third party expert using comparables for similar properties not located within one-quarter mile of a mine site.  In the event the property owner sells the property for an amount exceeding fair market value, the Partnership is under no obligation to make payment.  The PVA provision runs with the land and is binding on the property owners, the Partnership, and their heirs, grantees, representatives, successors, and assigns.

On November 1, 2013, and November 7, 2013, the Partnership entered into two interest rate swap agreements to manage interest rate risk associated with our variable rate borrowings.  The total notional amount of the first interest swap is $25 million and has an effective date of October 14, 2014.  The fixed interest rate is 1.332% and the maturity date is October 16, 2017. The total notional amount of the second interest swap is $25 million and has an effective date of October 14, 2014.  The fixed interest rate is 1.255% and the maturity date is October 16, 2017.  These rates do not include the Applicable Margin as such term in defined in our Credit Agreement.  The Applicable Margin will vary over time based on changes in the Leverage Ratio as this term is also defined in our Credit Agreement.

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

General

We are a growth-oriented limited partnership formed by management and affiliates of Insight Equity Management Company LLC to own, operate, acquire and develop a diversified portfolio of energy service assets. Upon the closing of the IPO on May 14, 2013, we conduct, evaluate, and report business within two segments.

•                  The Sand segment, which primarily consists of mining and processing silica sand, a key component used in hydraulic fracturing of oil and natural gas wells.

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

Our Fuel segment consists of facilities located in Birmingham, Alabama and the Dallas-Fort Worth, Texas metropolitan area. Through this segment, we acquire refined petroleum products and transmix. Transmix is a co-mingled blend of different refined petroleum products resulting from the pipeline shipment process. With our transmix distillation units in Texas and Alabama, we process transmix into refined products such as conventional gasoline and low sulfur diesel. In addition to processing transmix and selling refined products, we provide a suite of complementary fuel products and services, including third-party terminaling services, sale and distribution of wholesale motor fuel petroleum products, certain reclamation services (which consist primarily of tank cleaning services), blending of renewable fuels, and refining biodiesel.

Acquisition

On May 14, 2013, we completed the acquisition of Direct Fuels’ net assets for $98.3 million.  Direct Fuels operates a motor fuel terminal and transmix processing facility in Texas.  The acquisition of Direct Fuels expands our geographic presence into the Dallas-Fort Worth, Texas market.  Direct Fuels is part of our Fuels segment.

Results of Operations

Combined Overview

The following table summarizes our consolidated operating results for the three and nine months ended September 30, 2013 and 2012.

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2013	2012	2013	2012

	($ in thousands)

REVENUES
Revenues from fuel sales	$221,227	$157,705	$508,860	$400,751
Revenues from sand sales	36,613	16,941	95,822	47,007
Other revenues	12,401	1,356	22,543	4,674
Total revenues	270,241	176,002	627,225	452,432

OPERATING EXPENSES
Cost of product	221,073	159,041	515,254	402,558
Operations and maintenance	17,663	4,509	37,730	12,651
Depreciation, depletion and amortization	6,390	2,234	14,466	6,558
Selling, general and administrative expenses	5,673	2,475	13,879	7,681
IPO transaction-related costs	44	-	10,966	-
Equity-based compensation expense	2,300	-	3,521	-
Gain on disposal of equipment	(4)	(8)	(4)	(3)
Total operating expenses	253,139	168,251	595,812	429,445

Income from operations	17,102	7,751	31,413	22,987

OTHER EXPENSE (INCOME)
Interest expense	1,645	2,350	9,308	7,966
Loss from debt restructuring, net	-	674	-	674
Loss on early extinguishment of debt	-	-	907	-
Other	(118)	(22)	(277)	(38)
Total other expense	1,527	3,002	9,938	8,602

Income before provision for taxes	15,575	4,749	21,475	14,385

Provision for taxes	171	20	296	61

NET INCOME	$15,404	$4,729	$21,179	$14,324

ADJUSTED EBITDA (a)	$25,967	$10,007	$60,565	$29,625

(a) See section entitled “Reconciliation of Non-GAAP Financial Measures” that includes a definition of Adjusted EBITDA and provides reconciliation to GAAP-based net income (loss).

Sand Segment

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2013	2012	2013	2012

	($ in thousands)

REVENUES
Revenues from sand sales	$36,613	$16,941	$95,822	$47,007
Other revenues	10,838	280	18,150	724
Total revenues	47,451	17,221	113,972	47,731

OPERATING EXPENSES
Cost of product	11,944	4,823	32,765	12,325
Operations and maintenance	13,809	2,151	28,427	5,953
Selling, general and administrative expenses	2,606	1,390	6,904	4,241
Total operating expenses	28,359	8,364	68,096	22,519

Segment income	$19,092	$8,857	$45,876	$25,212

Volume of sand sold (tons in thousands):
Kosse, Texas facility	30	56	98	136
New Auburn, Wisconsin facility	360	256	967	733
Barron, Wisconsin facility	344	-	821	-
Total volume of sand sold	734	312	1,886	869

Revenues, Cost of Product, and Volume

Sand sales

The overall increase in Sand segment revenues is attributable primarily to increases in volumes sold with the addition of our Barron facility in December 2012 and volume increases from the New Auburn facility.  These volume increases were partially offset by declines in volumes sold from the Kosse facility.  For the three months ended September 30, 2013, revenues from Sand segment operations totaled $47.5 million compared to $17.2 million for the three months ended September 30, 2012.  For the nine months ended September 30, 2013, revenues from Sand segment operations totaled $114.0 million compared to $47.7 million for the nine months ended September 30, 2012.  Our total sand volume increased 135% and 117% for the three months and nine months ended September 30, 2013, respectively, when compared to corresponding periods in 2012.  During the three and nine months ended September 30, 2013, management has been able to increase the number of sand customers, as well as to increase sales to existing customers.

The Barron facility sold approximately 344,000 tons during the three months ended September 30, 2013.  The Barron facility began processing sand in December 2012.  Prior to that time, the Barron facility was under construction and did not process or produce sand.  For the nine months ended September 30, 2013, the Barron facility sold approximately 821,000 tons compared with none for the same period in 2012.

The New Auburn facility sold approximately 360,000 tons for the three months ended September 30, 2013 compared to approximately 256,000 tons for the same period in 2012 or an increase of 41%.  For the nine months ended September 30, 2013, New Auburn sold approximately 967,000 tons compared to 733,000 tons for the nine months ended September 30, 2012, or a 32% increase.  During 2013, management installed an additional screen deck.  This capital addition is designed to increase annual processing capacity from 1.2 to 1.4 million tons in order to meet additional customer demand.

Sales volume from the Kosse facility declined overall in response to reduced drilling activities in the west Texas area.  The volume declined during the three and nine months ended September 30, 2013 as compared to the same periods in 2012.  For the three months ended September 30, 2013, our Kosse facility sold approximately 30,000 tons compared to approximately 56,000 tons for the three months ended September 30, 2012, a 46% decrease.  For the nine months ended September 30, 2013, our Kosse facility sold approximately 98,000 tons compared to approximately 136,000 tons for the nine months ended September 30, 2012, or a 28% decrease.

Other revenues

Other revenues consist primarily of logistics service fees to support our customers.  For the three months ended September 30, 2013, other revenues totaled $10.9 million compared to $0.3 million for the three months ended September 30, 2012.  For the nine months ended September 30, 2013, other revenues totaled $18.2 million compared to $0.7 million for the nine months ended September 30, 2012.  Management continues to focus on initiatives to strengthen and improve logistics service including increased storage capacity and access to remote transload sites.  These logistics-based initiatives are intended to complement and enhance customer support.

Cost of product

The overall increase in our sales volume directly affects the cost of product.  Cost of product increased for the three months and nine months ended September 30, 2013 as compared to the same periods in 2012 largely driven by increases in sales volume.  Our cost of product consists primarily of mining costs and costs to purchase sand.  For the three months ended September 30, 2013 and 2012, cost of product totaled $11.9 and $4.8 million, respectively.  For the nine months ended September 30, 2013 and 2012, cost of product amounted to $32.8 and $12.3 million, respectively.

Operating expenses

Operations and maintenance

Operations and maintenance (“O&M”) costs consists primarily of plant wages, utilities, operating supplies, repairs and maintenance, and railcar leases.  For the three months ended September 30, 2013 and 2012, O&M costs totaled $13.8 and $2.2 million, respectively.  For the nine months ended September 30, 2013 and 2012, O&M costs amounted to $28.4 and $6.0 million, respectively.  These increases for the periods ending in 2013 over the corresponding periods in 2012 are attributable primarily to the Barron facility that started production in December 2012.

Selling, general and administrative expense

For the three months ended September 30, 2013 and 2012, selling, general and administrative expense (“SG&A”) expense totaled $2.6 and $1.4 million, respectively.  For the nine months ended September 30, 2013 and 2012, SG&A expense totaled $6.9 and $4.2 million, respectively. These increases for the periods ending in 2013 over the corresponding periods in 2012 are attributable primarily to the addition of new sales-related and administrative employees.

Segment Income

For the three months ended September 30, 2013 and 2012, segment income totaled $19.1 and $8.9 million, respectively, (115% increase) on volumes of approximately 734,000 tons and 312,000 tons, respectively (135% increase).  For the nine months ended September 30, 2013 and 2012, segment income totaled $45.9 and $25.2 million, respectively, (82% increase) on volumes of 1.9 million tons and 0.9 million tons, respectively (119% increase).

Fuel Segment

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2013	2012	2013	2012

	($ in thousands)

REVENUES
Revenues from fuel sales	$221,227	$157,705	$508,860	$400,751
Other revenues	1,563	1,076	4,393	3,950
Total revenues	222,790	158,781	513,253	404,701

OPERATING EXPENSES
Cost of product	209,129	154,218	482,489	390,233
Operations and maintenance	3,854	2,358	9,303	6,698
Selling, general and administrative expenses	1,701	1,085	4,290	3,440
Total operating expenses	214,684	157,661	496,082	400,371

Segment income	$8,106	$1,120	$17,171	$4,330

Volume of refined fuels sold (gallons in thousands)	69,644	49,956	161,071	127,806

Volume of terminal throughput (gallons in thousands)	48,969	36,209	144,851	135,400

Volume of transmix refined (gallons in thousands)	34,909	5,718	59,392	18,375

Refined transmix as a percent of total fuels sold	50.1%	11.4%	36.9%	14.4%

Revenues, Cost of Product, and Volume

Fuel revenues, cost of fuel sales, and fuel sales volume

The overall increase in Fuel segment revenues is attributable primarily to increases in volume sold in the 2013 periods as compared to the same periods in 2012.  The increase is driven largely by volume and revenues derived from the purchase of Direct Fuels on May 14, 2013.  For the three months ended September 30, 2013 and 2012, revenues from fuel sales totaled $222.8 million and $158.8 million, respectively.  For the nine months ended September 30, 2013 and 2012, revenues from fuel sales totaled $513.3 million and $404.7 million, respectively. Our total refined fuel sales volume for the three months ended September 30, 2013 and 2012 totaled 69.6 million gallons and 50.0 million gallons, respectively.  Fuel segment total refined fuel sales volume for the nine months ended September 30, 2013 and 2012 totaled 161.1 million gallons and 127.8 million gallons, respectively.

The results for the three and nine months ended September 30, 2013 include fuel sale revenues, cost of product and volume derived from Direct Fuels’ activities commencing on the May 14, 2013 acquisition date.  For the period May 14, 2013 through September 30, 2013, and three months ended September 30, 2013, Direct Fuels contributed revenues from fuel sales of $127.2 million and $86.3 million on sales volume of 41.5 million gallons and 27.3 million gallons, respectively.

Other revenues

Other revenues consist of service fees from terminaling (bulk storage and throughput activities), reclamation activities, and transportation-related charges.  For the three months ended September 30, 2013 and 2012, other revenues totaled $1.6 million and $1.1 million, respectively.  For the nine months ended September 30, 2013 and 2012, other revenues totaled $4.4 million and $3.9 million, respectively.

Cost of product

The cost of product includes costs associated with the purchase of refined fuels, transmix feedstock, biofuels, and the effect of RINS.  For the three months ended September 30, 2013 and 2012, cost of product totaled $209.1 million and $154.2 million, respectively.  For the nine months ended September 30, 2013 and 2012, cost of product amounted to $482.5 million and $390.2 million, respectively.  Included in cost of product are net credits derived from RINS.  For the three months ended September 30,

2013 and 2012, RINS reduced cost of product by $2.2 million and $0, respectively.  For the nine months ended September 30, 2013 and 2012, RINS reduced cost of product by $5.0 million and $0, respectively.

Operating Expenses

Operations and maintenance

For the three months ended September 30, 2013 and 2012, O&M expenses totaled $3.9 million and $2.4 million, respectively.  For the nine months ended September 30, 2013 and 2012, O&M expenses $9.3 million and $6.7 million, respectively.  The increase for the three and nine months ended September 30, 2013 is attributable primarily to Direct Fuels’ activities after May 13, 2013 which totaled approximately $1.2 and $1.5 million, respectively.  We include the cost of our RINS obligations in O&M costs.  For the three months ended September 30, 2013 and 2012, O&M included costs for RINS obligations totaling $8,000 and $0, respectively.  For the nine months ended September 30, 2013 and 2012, O&M costs included costs for RINS obligations in the amount of $0.2 million and $0, respectively.

Selling, general and administrative expense

For the three months ended September 30, 2013 and 2012, SG&A expenses totaled $1.7 million and $1.1 million, respectively.  For the nine months ended September 30, 2013 and 2012, SG&A expenses $4.3 million and $3.4 million, respectively.  The increase for the three and nine months ended September 30, 2013 is attributable primarily to Direct Fuels’ activities after May 13, 2013, which totaled approximately $0.4 and $0.9 million, respectively.

Segment Income

For the three months ended September 30, 2013, the Fuel segment reported income of $8.1 million as compared to $1.1 million for the corresponding period in 2012.  The $7.0 million increase for three month comparison period is attributable primarily to the incremental benefit of Direct Fuels ($3.5 million), increased sales volume, incremental increase in transmix production, and general improvement in fuel-related margins.

For the nine months ended September 30, 2013, the Fuel segment reported income of $17.2 million as compared to $4.3 million for the same period in 2012.  The $12.9 million increase for nine month comparison period is attributable generally to the incremental benefit of Direct Fuels ($5.0 million), increased sales volume, incremental increase in transmix production, and general improvement in fuel-related margins.

Other Expense

For the three months ended September 30, 2013, SG&A expenses not directly associated with the Sand and Fuel segments totaled $1.4 million as compared to $0 for the same period in 2012.  For the nine months ended September 30, 2013, SG&A expenses not directly associated with the Sand and Fuel segments totaled $2.7 million as compared to $0 for the corresponding period in 2012.  These costs are associated primarily with corporate level activities and consist generally of wages and professional fees.

Reconciliation of Non-GAAP Financial Measures

Our management and others use Adjusted EBITDA as a supplemental measure of our financial statements to assess:

•	the financial performance of our assets without regard to the impact of financing methods, capital structure or historical cost basis of our assets;

•	the viability of capital expenditure projects and the overall rates of return on alternative investment opportunities; and

•	our liquidity position and the ability of our assets to generate cash sufficient to make debt payments and to make distributions.

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

	Three Months Ended		Nine Months Ended
	2013	2012	2013	2012
Reconciliation of Adjusted EBITDA to net income :
Net income	$15,404	$4,729	$21,179	$14,324
Depreciation, depletion and amortization expense	6,390	2,234	14,466	6,558
Provision for income taxes	171	20	296	61
Interest expense	1,645	2,350	9,308	7,966
IPO transaction-related costs	44	-	10,966	-
Equity-based compensation expense	2,300	-	3,521	-
Loss from debt restructuring, net	-	674	-	674
Loss on early extinguishment of debt	-	-	907	-
Other income	(118)	(22)	(277)	(38)
Provision for doubtful accounts	132	30	200	83
Gain on disposal of equipment	(4)	(8)	(4)	(3)
Asset retirement obligation	3	-	3	-

Adjusted EBITDA	$25,967	$10,007	$60,565	$29,625

Distribution policy

Our distribution policy is to distribute to our unitholders, on a quarterly basis, all of our available cash in the manner described below and as further discussed in our partnership agreement.  Available cash generally means, for any quarter ending prior to liquidation, all cash and cash equivalents on hand at the end of that quarter less the amount of cash reserves established by our general partner to:

•                  provide for the proper conduct of our business, including for future capital expenditures and credit and other needs;

•                  comply with applicable law or any partnership debt agreement; and

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

Credit Agreement

On May 14, 2013, we entered into the Credit Agreement and initially borrowed approximately $112.7 million under the new credit facility.  We used the loan proceeds to (i) make distributions of $17.0 million and $22.2 million to SSH and Direct Fuels’ parent, respectively, and (ii) repay $73.5 million of existing subsidiary debt. At September 30, 2013, our borrowings under this facility bear interest at 3.77%.  In September 2013, we repaid $4.0 million on this facility.

The new credit facility is available to repay existing indebtedness, to fund fees and expenses incurred in connection with the IPO and the new credit facility, and for general partnership purposes, including working capital requirements, capital expenditures, permitted acquisitions, making debt payments (but not prepayments) when due, and making distributions and dividends. In addition, the Credit Agreement includes a sublimit of up to $15 million for the issuance of letters of credit. Substantially all of the assets of the Partnership and the Borrowers under the Credit Agreement are pledged as collateral under the Credit Agreement.

The Credit Agreement contains various covenants and restrictive provisions and requires maintenance of certain financial covenants as follows:

•                  a fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 1.10 to 1.00.

•                  total leverage ratio (as defined in the Credit Agreement) of not greater than 3.00 to 1.00. The requirement to maintain a certain total leverage ratio is subject to a provision for an increase to 3.50 to 1.00 in connection with certain permitted acquisitions.

We complied with our loan covenants as of September 30, 2013.  As of September 30, 2013, we had undrawn availability under this credit facility totaling approximately $39.9 million.

Loans under the new credit facility will bear interest at our option at either:

•                  the base rate (as defined in the Credit Agreement), which will be the base commercial lending rate of PNC Bank, as publicly announced to be in effect from time to time, plus an applicable margin ranging from 1.75% to 2.50% based on our total leverage ratio; and

•                  LIBOR plus an applicable margin ranging from 2.75% to 3.50% based on our total leverage ratio.

The new credit facility matures on May 14, 2018.

Cash Flow Summary

Operating Cash Flows

Net cash provided from operating activities was $39.5 million for the nine months ended September 30, 2013 as compared to net cash provided by operating activities of $1.7 million for the nine months ended September 30, 2012.  For the nine months ended September 30, 2013, the Partnership reported (i) an increase in net income of $6.9 million, (ii) an increase in non-cash charges to earnings totaling $15.2 million and (iii) an increase resulting from the reduction in net working capital assets and liabilities of $15.8 million.

Investing Cash Flows

Net cash used for investing activities was $35.3 million for the nine months ended September 30, 2013 as compared to $20.0 million net cash used for investing activities for the same period in 2012.  For the nine months ended September 30, 2013, the Partnership’s investing activities experienced changes from the comparison period including: (i) an increase in cash used to purchase Direct Fuels totaling $16.7 million, (ii) a reduction in capital outlays for property, plant and equipment totaling $2.7 million and (iii) an increase in cash used for other investing activities totaling approximately $1.3 million.

Financing Cash Flows

Net cash provided by financing activities totaled $16.9 million for the nine months ended September 30, 2013 as compared to $14.3 million of cash provided by financing activities for the same period in 2012.  For the nine months ended September 30, 2013, the Partnership’s financing activities experienced changes from the comparison period including (i) an increase in cash provided from the net proceeds of the IPO totaling $116.2 million, (ii) cash used for distributions of $40.1 million, (iii) cash used for repayment of debt totaling $178.7 million, (iv) cash provided from borrowings of $108.6 million and (v) cash used to pay financing costs totaling $3.7 million.

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

Off-Balance Sheet Arrangements

As of September 30, 2013, SSS had an outstanding letter of credit to the favor of Barron County for $258,000.  SSS provided this letter of credit to assure performance under the reclamation plan filed with Barron County. We do not believe the letter of credit could have an effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.  We expect this letter of credit will be retired once we have posted the required bond with the appropriate governmental unit.  On October 25, 2013, we issued a $3.7 million letter of credit to a transmix supplier and pipeline common carrier.  This letter of credit supports our Fuel segment transmix purchases and pipeline fuel shipments and expires on April 30, 2014.

Seasonality

Sand Segment

Winter weather affects the months during which we can wash and wet process sand in Wisconsin.  Seasonality is not a significant factor in determining our ability to supply sand to our customers because we are able to sell frac sand year-round by accumulating a stockpile of wet sand during non-winter months.  During the winter, we process the stockpiled sand to meet customer requirements.  However, we sell frac sand for use in oil and natural gas production basins where severe weather conditions may curtail drilling activities.  This is particularly true in drilling areas located in northern USA and western Canada.  If severe winter weather precludes drilling activities, our frac sand sales volume may be adversely affected.  This reduced sales volume condition could cause declines in Adjusted EBITDA during those periods.  Generally, severe weather episodes affect production in the first quarter with possible continuing effect into the second quarter.

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

Interest Rate Risk

We are exposed to various market risks, including changes in interest rates since our borrowings are primarily variable rate debt. We do not believe that changes in interest rates have a material impact on the financial position or results of operations during periods covered herein. As of September 30, 2013, we were not a party to any interest rate swap agreements.

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

Item 4.        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective.

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

None.

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

EMERGE ENERGY SERVICES LP

	By:	EMERGE ENERGY SERVICES GP LLC,
its general partner

Date: November 14, 2013		By:	/s/ Rick Shearer
Rick Shearer
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2013		By:	/s/ Robert Lane
Robert Lane
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description

3.1	Certificate of Limited Partnership of Emerge Energy Services LP (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-187487).

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