Form 10-Q
period 2014-03-31
Emerge Energy Services LP
filed 2014-05-09
CIK 1555177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission File No.  001-35912

EMERGE ENERGY SERVICES LP

(Exact name of registrant as specified in its charter)

Delaware	90-0832937
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

180 State Street, Suite 225, Southlake, Texas 76092

(Address of principal executive offices)

(817) 488-7775

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Units Representing Limited Partner Interests	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of May 5, 2014, 23,628,208 common units were outstanding.

FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q may constitute “forward-looking statements.”  The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature.  These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us.  While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate.  All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions.  Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections.  Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	failure to secure or maintain contracts with our largest customers, or non-performance of any of those customers under the applicable contract;

•	competitive conditions in our industry;

•	the amount of frac sand we are able to excavate and process, which could be adversely affected by, among other things, operating difficulties and unusual or unfavorable geologic conditions;

•	the volume of frac sand we are able to sell;

•	the price at which we are able to sell frac sand;

•	changes in the long-term supply of and demand for oil and natural gas;

•	volatility of fuel prices;

•	unanticipated ground, grade or water conditions at our sand mines;

•	actions taken by our customers, competitors and third-party operators;

•	our ability to complete growth projects on time and on budget;

•	inclement or hazardous weather conditions, including flooding, and the physical impacts of climate change;

•	environmental hazards;

•	industrial accidents;

•	changes in laws and regulations (or the interpretation thereof) related to the mining and hydraulic fracturing industries, silica dust exposure or the environment;

•	inability to acquire or maintain necessary permits or mining or water rights;

•	facility shutdowns in response to environmental regulatory actions;

•	inability to obtain necessary production equipment or replacement parts;

•	reduction in the amount of water available for processing;

•	technical difficulties or failures;

•	labor disputes and disputes with our excavation contractor;

•	late delivery of supplies;

•	difficulty collecting receivables;

•	inability of our customers to take delivery or our products;

•	changes in the price and availability of transportation;

•	fires, explosions or other accidents;

•	cave-ins, pit wall failures or rock falls;

•	the effects of future litigation; and

•	other factors discussed in this Quarterly Report on Form 10-Q and the detailed factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013

When considering forward-looking statements, you should keep in mind the known material risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2013 in “Risk Factors” and in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether because of new information, future events or otherwise.

PART I                                           FINANCIAL INFORMATION

ITEM 1.                                      FINANCIAL STATEMENTS

EMERGE ENERGY SERVICES LP

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands)

	March 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$5,208	$2,167
Restricted cash and equivalents	6,187	6,188
Trade and other receivables, net	68,493	49,645
Inventories	26,714	41,320
Direct financing lease receivable	563	555
Prepaid expenses and other current assets	6,165	4,515
Total current assets	113,330	104,390

Property, plant and equipment, net	148,740	146,131
Intangible assets, net	37,313	39,415
Goodwill	29,264	29,264
Other assets, net	3,674	3,816

Total assets	$332,321	$323,016

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$34,674	$36,096
Accrued liabilities	18,131	17,274
Current portion of long-term debt	127	233
Current portion of capital lease liability	3,292	3,469
Total current liabilities	56,224	57,072

Long-term debt, net of current portion	107,707	93,809
Asset retirement obligations	1,414	1,414
Total liabilities	165,345	152,295

Commitments and contingencies

Partners’ equity:
General partner	—	—
Limited partner common units (23,219,680 units issued and outstanding as of March 31, 2014 and December 31, 2013)	166,976	170,721
Total partners’ equity	166,976	170,721

Total liabilities and partners’ equity	$332,321	$323,016

See accompanying notes to unaudited condensed consolidated financial statements.

EMERGE ENERGY SERVICES LP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands except per unit data)

	Three Months Ended March 31,
	2014	2013

Revenues*	$274,081	$152,055

Operating expenses:
Cost of goods sold (excluding depreciation, depletion and amortization)*	239,796	131,488
Depreciation, depletion and amortization	5,770	3,154
Selling, general and administrative expenses	8,475	3,299

Total operating expenses	254,041	137,941

Operating income	20,040	14,114

Other expense (income):
Interest expense, net	1,584	4,213
Other	(119)	(42)

Total other expense (income)	1,465	4,171

Income (loss) before provision for income taxes	18,575	9,943

Provision for income taxes	89	30

Net income	$18,486	$9,913

Earnings per common unit (basic)	$0.77

Earnings per common unit (diluted)	$0.77

Weighted average number of common units outstanding including participating securities (basic)	24,015,562

Weighted average number of common units outstanding (diluted)	24,025,226

* Fuel revenues and cost of goods sold include excise taxes and similar taxes:	$11,905	$10,764

See accompanying notes to unaudited condensed consolidated financial statements.

EMERGE ENERGY SERVICES LP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

($ in thousands)

	Limited Partner Common Units	General Partner (non- economic interest)	Predecessor	Total Partners’ Equity
Balance at December 31, 2013	$170,721	$—	$—	$170,721

Equity-based compensation expense	2,137	—	—	2,137
Distributions paid	(24,016)	—	—	(24,016)
Distribution equivalent rights accrued	(352)	—	—	(352)
Net income	18,486	—	—	18,486

Balance at March 31, 2014	$166,976	$—	$—	$166,976

See accompanying notes to unaudited condensed consolidated financial statements.

EMERGE ENERGY SERVICES LP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Three Months Ended March 31,
	2014	2013

Cash flows from operating activities:
Net income	$18,486	$9,913
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	5,770	3,154
Equity-based compensation expense	2,137	—
Interest paid in-kind	—	1,934
Provision for doubtful accounts	32	30
Amortization of debt discount/premium and deferred financing costs	225	230
Changes in operating assets and liabilities, net of business acquired:
Restricted cash and equivalents	2	—
Accounts receivable	(18,163)	(11,639)
Inventories	14,607	4,895
Prepaid expenses and other current assets	(1,651)	113
Accounts payable and accrued liabilities	(1,801)	941
Other assets	(4)	—
Net cash provided by operating activities	19,640	9,571

Cash flows from investing activities:
Purchases of property, plant, equipment, and software	(6,122)	(8,005)
Collection of notes receivable	3	4
Net cash used in investing activities	(6,119)	(8,001)

Cash flows from financing activities:
Proceeds from line of credit borrowings	47,700	15,993
Repayment of line of credit borrowings	(33,803)	(15,000)
Repayment of other long-term debt	(105)	(2,122)
Distributions to unitholders	(24,016)	—
Payment of financing costs	(79)	—
Payments on capital lease obligation	(177)	—
Net cash used in financing activities	(10,480)	(1,129)

Cash and cash equivalents:
Net increase	3,041	441
Balance at beginning of period	2,167	1,467
Balance at end of period	$5,208	$1,908

See Note 11 for supplemental disclosures.

See accompanying notes to unaudited condensed consolidated financial statements.

EMERGE ENERGY SERVICES LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              ORGANIZATION AND BASIS OF PRESENTATION

Organization

Emerge Energy Services LP (“Emerge”) is a Delaware limited partnership that completed its initial public offering (“IPO”) on May 14, 2013 to become a publicly traded partnership.  The combined entities of Superior Silica Sands LLC (“SSS”), a Texas limited liability company, Allied Energy Company LLC (“AEC”), an Alabama limited liability company, and Emerge Energy Services Operating LLC (“Emerge Operating”), a Delaware limited liability company, represent the predecessor for accounting purposes (the “Predecessor”) of Emerge.

References to the “Partnership,” “we,” “our” or “us” when used for dates or periods ended prior to the IPO, refer collectively to the Predecessor.  References to the “Partnership,” “we,” “our” or “us” when used for dates or periods ended on or after the IPO, refer collectively to Emerge and all of its subsidiaries, including Direct Fuels LLC (“Direct Fuels”), which was acquired in a business combination concurrent with our IPO.

We are a growth-oriented energy services company engaged in: (i) the business of mining, producing, and distributing silica sand that is a key input for the hydraulic fracturing of oil and gas wells; and, (ii) the business of distributing refined motor fuels, refining transportation mixture (“transmix”) and biodiesel, operating bulk motor fuel storage terminals, and providing complementary services.  We report silica sand activities through the Sand segment and motor fuel operations through the Fuel segment.  We report items of income (if any) and expense that cannot be directly associated with the Sand and Fuel segments as “corporate.”

The Sand segment conducts mining and processing operations from facilities located in Wisconsin and Texas.  In addition to mining and processing silica sand for the oil and gas industry, the Sand segment sells its product for use in building products and foundry operations.  The Fuel segment operates transmix processing facilities located in the Dallas-Fort Worth area with a second transmix unit in Birmingham, Alabama.  The Fuel segment also offers third-party bulk motor fuel storage and terminal services, bio-diesel refining, sale and distribution of wholesale motor fuels, reclamation services (which consists primarily of cleaning bulk storage tanks used by other petroleum terminal and others) and blending of renewable fuels.

Initial Public Offering of Emerge Energy Services LP

On May 8, 2013, the Partnership priced an initial public offering of 7,500,000 limited partner common units (“common units”) at a price of $17.00 per common unit ($15.85 per common unit, net of underwriting discounts and structuring fee).  The IPO was conducted pursuant to a registration statement on Form S-1 originally filed on March 22, 2013, as amended (Registration No. 333-187487) that was declared effective by the U.S. Securities and Exchange Commission (“SEC”) on May 8, 2013.  On May 20, 2013, the underwriters exercised their option to purchase an additional 209,906 common units.  The net proceeds from the IPO of $122.2 million (including net proceeds of $3.3 million from the exercise of the underwriters’ over-allotment option), after deducting the underwriting discount and the structuring fee, were used to: (i) repay existing subsidiary debt, in the amount of $87.6 million, (ii) pay offering expenses of $10.6 million, (iii) pay and fund cash-based compensation awards to senior management of $8.9 million, (iv) provide the Partnership with working capital of $11.5 million, (v) provide a distribution to pre-IPO equity holders of $3.3 million ($2.6 million to predecessors’ owners and $0.7 million to Direct Fuels’ owners as part of the original purchase price), and (vi) pay certain prepaid items of $0.3 million.

Basis of Presentation and Consolidation

For periods prior to our IPO, the accompanying unaudited condensed consolidated financial statements and related notes present the historical accounts of the Predecessor.  To the extent they relate to periods prior to the IPO, the results are not necessarily indicative of the actual results of operations that might have occurred if we had operated as a combined entity during that pre-IPO period.

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the SEC.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our Consolidated Financial Statements for the year ended December 31, 2013, which are included in our Annual Report on Form 10-K filed with the SEC.

In the opinion of management, all adjustments (which include only normal recurring adjustments) and disclosures necessary for a fair presentation of these interim statements have been included.  All significant intercompany transactions and balances have been eliminated in consolidation.  The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year.

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Emerging Growth Company

We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012.  As such, we have elected to delay adoption of new or revised accounting standards until such time that the standards would be otherwise apply to private companies, as allowed for emerging growth companies, for as long as we are an emerging growth company.

Acquisition

Concurrent with our IPO on May 14, 2013, we acquired Direct Fuels from Direct Fuels Partners, L.P. for $98.3 million, in order to expand our operations, gain new customers, improve earnings, and increase our markets through a larger geographical presence.  Direct Fuels operates a motor fuel terminal and transmix processing facilities in Texas.  Direct Fuels’ identifiable assets acquired and liabilities assumed by us were recognized based upon the fair values determined on the date of acquisition.

The financial position and results of operations of Direct Fuels are included in our consolidated financial statements from and as of the date of acquisition.  The following unaudited pro forma financial information presents the combined results of operations of the Partnership and Direct Fuels as if the transaction had occurred on January 1, 2013.  The pro forma information is not necessarily indicative of what the results of operations actually would have been had the acquisition been completed on January 1, 2013.  In addition, the unaudited pro forma financial information is not indicative of, nor does it purport to project, our future operating results.  The unaudited financial information excludes acquisition and integration costs and does not give effect to any estimated and potential cost savings or other operating efficiencies, if any, that might result from the acquisition.

Three Months Ended March 31, 2013
($ in thousands)
Revenues	$238,162
Net income	$9,973

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current period presentation, which included a $0.7 million reclassification from revenues to cost of goods sold.  These reclassifications do not impact net income and do not reflect a material change in the information previously presented in our Consolidated Statements of Operations.

2.              OTHER FINANCIAL DATA

Restricted Cash and Equivalents

We are required under agreements with our chief executive officer (“CEO”) and an officer in our Sand segment (the “Sand Officer”) to establish and maintain Rabbi Trusts which are used to fund deferred compensation as described in the agreements.  Restricted cash and equivalents are invested in short-term instruments at market rates; therefore the carrying values approximate fair value.

Allowance for Doubtful Accounts

The allowance for doubtful accounts was $0.3 million at March 31, 2014 and December 31, 2013.

Inventories

Inventories consisted of the following:

	March 31,	December 31,
	2014	2013
	($ in thousands)
Refined fuels	$7,293	$15,049
Fuel raw materials and supplies	15,178	12,304
Sand raw materials	1,766	7,981
Sand work in process	158	1,528
Sand finished goods	2,319	4,458
Total inventory	$26,714	$41,320

Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	March 31,	December 31,
	2014	2013
	($ in thousands)
Machinery and equipment (1)	$116,331	$115,629
Buildings and improvements (1)	32,217	31,819
Land and improvements (1)	21,202	20,314
Mineral reserves	10,800	10,800
Construction in progress	7,694	3,405
Capitalized reclamation costs	1,398	1,398
Total cost	189,642	183,365
Accumulated depreciation and depletion	40,902	37,234

Net property, plant and equipment	$148,740	$146,131

(1) Includes assets under capital lease

We recognized $3.7 million and $3.1 million of depreciation and depletion expense for the three months ended March 31 2014 and 2013, respectively.

Intangible Assets Other Than Goodwill

Our intangible assets other than goodwill consisted of the following:

	Cost	Accumulated Amortization	Net
	($ in thousands)
March 31, 2014:
Trade names	$46	$18	$28
Customer relationships	43,922	9,963	33,959
Supply and transportation agreements	3,330	1,122	2,208
Non-compete agreement	1,450	332	1,118
Total	$48,748	$11,435	$37,313

December 31, 2013:
Trade names	$46	$17	$29
Customer relationships	43,922	8,187	35,735
Supply and transportation agreements	3,330	887	2,443
Non-compete agreement	1,450	242	1,208
Total	$48,748	$9,333	$39,415

We recognized $2.1 million and $0.1 million of amortization expense for the three months ended March 31, 2014 and 2013, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31,	December 31,
	2014	2013
	($ in thousands)
Salaries and other employee-related	$2,114	$2,701
Deferred compensation	7,117	6,740
Deferred revenue	116	3,131
Sales, excise, property and income taxes	3,941	2,659
Other	4,843	2,043

Total accrued liabilities	$18,131	$17,274

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, restricted cash and equivalents, accounts receivable, accounts payable and debt instruments.  The carrying amounts of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable and accounts payable are representative of their fair values due to their short maturities.  The carrying amounts of our revolving credit facility approximates fair value because the underlying instrument includes provisions that adjust our interest rates based on current market rates.

Retirement Plan

We sponsor 401(k) plans for substantially all employees, including legacy plans from our predecessor and Direct Fuels.  The plans provide for us to match 100% of the participants’ contributions up to 5% of the participant’s pay.  Additionally, we can make discretionary contributions as deemed appropriate by management.  Our employer contributions to these plans totaled $0.2 million and $0.1 million for the three months ended March 31, 2014 and 2013, respectively.

Seasonality

For our Sand segment, winter weather affects the months during which we can wash and wet-process sand in Wisconsin.  Seasonality is not a significant factor in determining our ability to supply sand to our customers because we accumulate a stockpile of wet sand feedstock during non-winter months.  During the winter, we process the stockpiled sand to meet customer requirements.  However, we sell sand for use in oil and natural gas production basins where severe weather conditions may curtail drilling activities.  This is particularly true in drilling areas located in the northern U.S. and western Canada.  If severe winter weather precludes drilling activities, our frac sand sales volume may be adversely affected.  Generally, severe weather episodes affect production in the first quarter with effects possibly continuing into the second quarter.  Generally, our Fuel segment does not experience dramatic seasonal shifts in quantities delivered to its customers.

Concentration of Credit Risk

We provide credit, in the normal course of business, to customers located throughout the United States and Canada.  We perform ongoing credit evaluations of our customers and generally do not require collateral.  In addition, we regularly evaluate our credit accounts for loss potential.

Our largest customer balance represented 14% of our net accounts receivable balance as of March 31, 2014 and December 31, 2013.  No other customer balance exceeded 10% of the total net accounts receivable balance as of March 31, 2014 and December 31, 2013.

Sales to one customer represented 12% of revenues for the quarter ended March 31, 2014, while a different customer represented 10% of revenues for the quarter ended March 31, 2013.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements that have had or will have a material impact on our financial position or results of operations.

3.              LONG-TERM DEBT

Following is a summary of our long-term debt:

	March 31, 2014	December 31, 2013
	($ in thousands)
Revolving credit facility	$107,707	$93,809
Other notes	127	233
Total debt	107,834	94,042
Less current portion	127	233

Long-term portion	$107,707	$93,809

Revolving Credit Facility

On May 14, 2013, we entered into a $150 million revolving credit and security agreement (the “Credit Agreement”) among Emerge Energy Services LP, as parent guarantor, each of its subsidiaries, as borrowers (the “Borrowers”), and PNC Bank, National Association, as administrative agent and collateral agent.  We subsequently amended the Credit Agreement to revise certain definitions and to increase the commitment amount.  The Credit Agreement, as amended, provides for a $200 million variable rate senior secured revolving credit facility (the “new credit facility”) which was available to repay our existing indebtedness on the closing date of the IPO, to fund fees and expenses incurred in connection with the IPO and the credit facility, and for general business purposes, including working capital requirements, capital expenditures, permitted acquisitions, making debt payments (but not prepayments) when due, and making distributions and dividends.  In addition, the Credit Agreement includes a sublimit of up to $15 million for the issuance of letters of credit.  Substantially all of the assets of the Borrowers are pledged as collateral under the Credit Agreement.  The new credit facility matures on May 14, 2018.

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

We initially borrowed $112.7 million to (i) make distributions of $17.0 million to Superior Silica Holdings LLC (“SSH”) and to fund the cash payment in the Direct Fuels acquisition amounting to $22.2 million; and, (ii) repay $73.5 million of existing SSH debt.  As part of the original Credit Agreement, we incurred $3.6 million of direct financing costs for professional and legal fees, which we recorded as deferred financing cost.  We subsequently incurred $0.1 million in bank fees related to amendments that were also recorded as deferred financing cost.

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

At March 31, 2014, we were in compliance with our loan covenants and had undrawn availability under this credit facility totaling $76.9 million.  At March 31, 2014, our outstanding borrowings under the Credit Agreement bore interest at a weighted-average rate of 3.16%.

4.              COMMITMENTS AND CONTINGENCIES

Contractual Obligations

In addition to the contractual obligations and other commitments disclosed in our 2013 Annual Report on Form 10-K, we have entered into significant railcar lease commitments during the first quarter of 2014.  The following table presents the remaining minimum contractual obligations for these new leases as of March 31, 2014.

($ in thousands)
Remainder of 2014	$10,427
2015	14,703
2016	13,713
2017	13,102
2018	11,865
Thereafter	12,032

Total	$75,842

Environmental Matter

On November 21, 2013, the EPA issued a General Notice Letter and Information Request (“Notice”) under Section 104(e) of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA”), to one of our subsidiaries operating within the Fuel segment.  The Notice provides that the subsidiary may have incurred liability with respect to the Reef Environmental site in Alabama, and requested certain information in accordance with Section 107(a) of CERCLA.  We timely responded to the Notice.  At this time, no specific claim for cost recovery has been made by the EPA (or any other potentially responsible party) against us.  There is uncertainty relating to our share of environmental remediation liability, if any, because our allocable share of wastewater is unknown and the total remediation cost is also unknown.  Consequently, management is unable to estimate the possible loss or range of loss, if any.  We have not recorded a loss contingency accrual as of March 31, 2014 or December 31, 2013.  In the opinion of management, the outcome of such matters will not have a material adverse effect on our financial position, liquidity or results of operations.

5.              RELATED PARTY TRANSACTIONS

Related party transactions included in our Consolidated Balance Sheets and Consolidated Statements of Operations are summarized in the following table:

	Three Months Ended March 31,
	2014	2013
	($ in thousands)
Wages and employee-related costs (1)	$7,627	$75
Interest expense (2)	—	1,223
General and administrative expense reimbursements (3)	—	19
Consulting services (4)	—	62
Lease expense	6	6

	March 31,	December 31,
	2014	2013
	($ in thousands)
Accounts receivable	$27	$124
Accounts payable and accrued liabilities	1,105	515

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

(2)         Debt payable to related parties was repaid using proceeds of our IPO in May 2013.

(3)         We paid Insight Equity Management Company LLC (collectively, with its affiliated investment funds and its controlling equity owners, “Insight Equity”) certain IPO transaction-related costs and other general and administrative costs.  See discussion of the current services agreement below.

(4)         Prior to May 14, 2013, our Fuel segment paid an affiliated company for leadership services at an annual amount of $250,000 plus bonus for financial performance, if any.  Beginning May 14, 2013, these services are being performed by Insight Equity employees and are charged to us through the reimbursement process described in (1) above.

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

6.              EQUITY-BASED COMPENSATION

Effective May 14, 2013, we adopted our 2013 Long-Term Incentive Plan (the “LTIP”) for providing long-term incentives for employees, directors, and consultants who provide services to us.  The plan is administered by a committee subject to oversight by the board of directors of our general partner (the “Board of Directors”).  The committee has delegated authority to: (i) designate participants; (ii) determine types of awards; (iii) determine number of units covered by the award; (iv) determine terms and conditions of awards; (v) determine how and when awards might be settled; and (vi) interpret and administer the plan and take other such actions as might be necessary for the proper administration of the plan.  The LTIP provides for the issuance of an aggregate of up to 2,321,968 common units to be granted either as options, restricted units, phantom units, distribution equivalent rights, unit appreciation rights, unit award, profits interest units, or other unit-based award granted under the plan.  All of our outstanding grants will be settled through issuance of limited partner common units.  Our CEO and our Sand Officer also participate in the LTIP plan.  On May 14, 2013, we granted 530,588 and 265,294 phantom units to our CEO and Sand Officer, respectively.  Half of these phantom units vest in one year, and the remaining half in the year after.  The agreements covering the CEO and the Sand Officer entitle them to receive dividends in an amount equal to any distributions to our common unitholders whether or not such phantom units are vested.  Independent director restricted units vest on the following anniversary of our IPO.  For other employees, we assumed a 30-month vesting period for phantom unit grants, which represents management’s estimate of the amount of time until all vesting conditions have been met.  Regarding distributions for independent directors and other employees, distributions are credited to a distribution equivalent rights account for the benefit of each participant and become payable generally within 45 days following the date of vesting.  As of March 31, 2014, the unpaid liability for distribution equivalent rights totaled $0.7 million.

The following table summarizes awards granted during the three months ended March 31, 2014.  The outstanding balance at December 31, 2013 represents total awards since IPO.  No awards were granted prior to May 14, 2013.

	Total	Phantom	Restricted	Fair Value per Unit
	Units	Units	Units	at Award Date

Outstanding at December 31, 2013	1,098,235	1,087,648	10,587	$17.00
Grants	—	—	—
Forfeitures	—	—	—
Outstanding at March 31, 2014	1,098,235	1,087,648	10,587	$17.00

For the three months ended March 31, 2014, we recorded non-cash compensation expense relating to equity-based compensation of $2.1 million in selling, general and administrative expenses.  As of March 31, 2014, the unrecognized compensation expense related to the grants discussed above amounted to $10.8 million to be recognized over a weighted average of 1.2 years.

7.              INCOME TAXES

Provision for Income Taxes

Our provision for income taxes relates to: (i) Texas margin taxes for the Partnership and for Emerge Energy Distributors Inc. (“Distributor”), as well as (ii) federal and state income taxes for Distributor.  For federal income tax purposes, we report our income, expenses, gains, and losses as a partnership not subject to income taxes.  As such, each partner is responsible for his or her share of federal and state income tax.  Net earnings for financial statement purposes may differ significantly from taxable income reportable to each partner because of differences between the tax basis and financial reporting basis of assets and liabilities.  Distributor reports its income, expenses, gains, and losses as a corporation and is subject to both federal and state income taxes.

The composition of our provision for income taxes follows:

	Three Months Ended March 31,
	2014	2013
	($ in thousands)

Federal and state income tax expense for Distributor	$61	$—
Texas margin tax	28	30

Total provision for income taxes	$89	$30

Effective Income Tax Rate

Distributor began operations in May 2013.  For the three months ended March 31, 2014 Distributor’s effective income tax rate was 35%.  For Distributor, there were no significant differences between book and taxable income.  We are responsible for our portion of the Texas margin tax that is included in our subsidiaries’ consolidated Texas franchise tax returns.  For our operations in Texas, the effective margin tax rate is approximately 0.5% as defined by applicable state law.  The margin tax qualifies as an income tax under GAAP, which requires us to recognize the impact of this tax on the temporary differences between the financial statement assets and liabilities and their tax basis attributable to such tax.

8.              EARNINGS PER COMMON UNIT

We compute basic earnings per unit by dividing net income by the weighted-average number of common units outstanding including participating securities.  Participating securities include unvested equity-based payment awards that contain non-forfeitable rights to distributions.  For these purposes, grants to our CEO (530,588 units) and the Sand Officer (265,294 units) are deemed participating securities.

Diluted earnings per unit is computed by dividing net income by the weighted-average number of common units outstanding, including participating securities, and increased further to include the number of common units that would have been outstanding had potential dilutive units been exercised.  The dilutive effect of restricted units is reflected in diluted net income per unit by applying the treasury stock method.  Under FASB ASC 260-10-45, Contingently Issuable Shares, 291,677 of our outstanding phantom units are not currently included in basic or diluted earnings per common unit calculations.  At March 31, 2014, there were no anti-dilutive units outstanding.

Basic and diluted earnings per unit are computed as follows:

	Three Months Ended March 31, 2014
	Net Income (Numerator)	Units (Denominator)	Per Unit Amount

Basic earnings per unit:
Weighted average common units outstanding		23,219,680
Weighted average phantom units deemed participating securities		795,882

Total	$18,486,000	24,015,562	$0.77

Diluted earnings per unit:
Weighted average common units outstanding		23,219,680
Weighted average phantom units deemed participating securities		795,882
Weighted average potentially dilutive units outstanding		9,664

Total	$18,486,000	24,025,226	$0.77

9.              SEGMENT INFORMATION AND GEOGRAPHICAL DATA

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

Although not used by management in its performance monitoring activities, asset information is included in the following tables together with financial information concerning our reportable segments for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31, 2014
	Sand Segment	Fuel Segment	Corporate	Total
	($ in thousands)
Statements of Operations Data:
Revenues	$64,334	$209,747	$—	$274,081

Cost of goods sold (excluding depreciation, depletion and amortization)	38,876	200,920	—	239,796
Depreciation, depletion and amortization	2,758	3,005	7	5,770
Selling, general and administrative expenses	3,216	1,282	3,977	8,475

Operating income (loss)	$19,484	$4,540	$(3,984)	$20,040

Capital expenditures	$5,439	$573	$110	$6,122

Total assets (at period end)	$140,871	$177,569	$13,881	$332,321

	Three Months Ended March 31, 2013
	Sand Segment	Fuel Segment	Corporate	Total
	($ in thousands)
Statements of Operations Data:
Revenues	$32,058	$119,997	$—	$152,055

Cost of goods sold (excluding depreciation, depletion and amortization)	17,176	114,312	—	131,488
Depreciation, depletion and amortization	2,440	714	—	3,154
Selling, general and administrative expenses	2,223	1,076	—	3,299

Operating income	$10,219	$3,895	$—	$14,114

Capital expenditures	$7,909	$96	$—	$8,005

Total assets (at period end)	$123,483	$76,779	$2	$200,264

Geographical Data

Although we own no long-term assets outside the United States, our Sand segment began selling product in Canada during 2013.  We recognized $8.7 million and $4.3 million of sales in Canada for the three months ended March 31, 2014 and 2013, respectively.  All other sales have occurred in the United States.

10.       DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We follow FASB ASC 820, Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value, and specifies disclosures about fair value measurements.  This guidance establishes a hierarchy for disclosure of the inputs to valuations used to measure fair value.  The hierarchy prioritizes the inputs into three broad levels as follows.

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement.

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

Our Fuel segment utilizes financial hedging arrangements whereby we hedge a portion of our gasoline and diesel inventory, which reduces our commodity price exposure on some of our activities.  The derivative commodity instruments we utilize consist mainly of futures traded on the New York Mercantile Exchange.  As of March 31, 2014 and December 31, 2013, we had 55 and 40 open commodity derivative contracts, respectively, to manage fuel price risk.

We do not designate our derivative instruments as hedges under GAAP.  As a result, we recognize derivatives at fair value on the consolidated balance sheet with resulting gains and losses reflected in interest expense (for interest rate swap agreements) and cost of goods sold (for derivative commodity instruments), as reported in the condensed consolidated statements of operations.  Our derivative instruments serve the same risk management purpose whether designated as a hedge or not.  We derive fair values principally from published market interest rates and fuel price quotes (Level 2 inputs).  The precise level of open position commodity derivatives is dependent on inventory levels, expected inventory purchase patterns and market price trends.  We do not use derivative financial instruments for trading or speculative purposes.

The fair values of outstanding derivative instruments and their classifications within our Condensed Consolidated Balance Sheets are summarized as follows:

	March 31,	December 31,
	2014	2013	Classification
	($ in thousands)
Derivative assets
Interest rate swaps	$111	$247	Prepaid expenses and other current assets

Derivative liabilities
Commodity derivative contracts	$42	$66	Accrued liabilities

The effect of derivative instruments, none of which has been designated for hedge accounting, on our Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended March 31,
	2014	2013	Classification
	($ in thousands)
Interest rate swaps	$(135)	$—	Interest expense, net
Commodity derivative contracts	(81)	(96)	Cost of goods sold

	$(216)	$(96)

11.       SUPPLEMENTAL CASH FLOW DISCLOSURES

The following supplemental disclosures may assist in the understanding of our Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
	2014	2013
	($ in thousands)
Cash paid for interest	$963	$1,460
Cash paid for income taxes, net of refunds	—	—
Customer advances offset against accounts receivable	—	2,554
Distribution equivalent rights accrued	352	—
Purchased of PP&E accrued in a prior period and paid in the current period	1,641	6,378
Purchases of PP&E included in accounts payable	1,485	1,029

12.       SUBSEQUENT EVENTS

On April 23, 2014, the Board of Directors approved a quarterly distribution of $1.13 per common unit.  We will pay $26.2 million on May 14, 2014 to holders of record as of May 6, 2014.  We will also distribute $0.9 million to the CEO and the Sand Officer pursuant to terms of the LTIP.

ITEM 2.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Emerge Energy Services LP (“Emerge”) is a Delaware limited partnership that completed its initial public offering (“IPO”) on May 14, 2013 to become a publicly traded partnership.  The combined entities of Superior Silica Sands LLC (“SSS”), a Texas limited liability company, Allied Energy Company LLC (“AEC”), an Alabama limited liability company, and Emerge Energy Services Operating LLC (“Emerge Operating”), a Delaware limited liability company, represent the predecessor for accounting purposes (the “Predecessor”) of Emerge.

References to the “Partnership,” “we,” “our” or “us” when used for dates or periods ended prior to the IPO, refer collectively to the Predecessor.  References to the “Partnership,” “we,” “our” or “us” when used for dates or periods ended on or after the IPO, refer collectively to Emerge and all of its subsidiaries, including Direct Fuels LLC (“Direct Fuels”), which was acquired in a business combination concurrent with our IPO.

Overview

We are a publicly-traded limited partnership formed in 2012 by management and affiliates of Insight Equity Management Company LLC and its affiliates (collectively “Insight Equity”) to own, operate, acquire and develop a diversified portfolio of energy service assets.

Our current operations are organized into two service-oriented business segments:  our Sand segment and our Fuel segment (formerly referred to as our “Fuel Processing and Distribution” segment).  Through our Sand segment, we are engaged in the businesses of mining, processing, and distributing silica sand, a key input for the hydraulic fracturing of oil and gas wells.  Our Fuel segment processes transmix, distributes refined motor fuels and renewable fuels, operates bulk motor fuel storage terminals, and provides complementary services.  We believe this diverse set of operations provides a stable cash flow profile when compared to companies with only one line of business.

We conduct our Sand operations through our subsidiary SSS and our Fuel operations through our subsidiaries Direct Fuels and AEC.  We believe that our subsidiary brands, especially our SSS brand, have significant name recognition and a strong reputation with our customers.

The following discussion analyzes our financial condition and results of operations and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013, as well as historical condensed consolidated financial statements and notes included elsewhere in this Quarterly Report.

Acquisition

On May 14, 2013, we completed the acquisition of Direct Fuels’ net assets for $98.3 million.  Direct Fuels operates a motor fuel terminal and transmix processing facility in Texas.  The acquisition of Direct Fuels expanded our geographic presence into the Dallas-Fort Worth, Texas market.  Direct Fuels is part of our Fuel segment.

Results of Operations

The following table summarizes our consolidated operating result.

	Three Months Ended March 31,
	2014	2013
	($ in thousands)

Revenues	$274,081	$152,055

Operating expenses:
Cost of goods sold (excluding depreciation, depletion and amortization)	239,796	131,488
Depreciation, depletion and amortization	5,770	3,154
Selling, general and administrative expenses	8,475	3,299

Total operating expenses	254,041	137,941

Operating income	20,040	14,114

Other expense (income):
Interest expense	1,584	4,213
Other	(119)	(42)

Total other expense	1,465	4,171

Income before provision for taxes	18,575	9,943

Provision for taxes	89	30

Net income	$18,486	$9,913

Adjusted EBITDA (a)	$27,979	$17,298

(a)         See “Adjusted EBITDA” below for a discussion of Adjusted EBITDA and a reconciliation to net income (loss).

Factors Impacting Comparability of Our Financial Results

Major factors impacting comparability between prior and future periods are:

•                  substantial growth of our Sand segment through:

•                  addition of the Barron plant in late 2012, which ramped up its production throughout 2013;

•                  development of our distribution and logistics services to better serve our customers through additional transload sites in 2013;

•                  construction on two new wet plants situated at two new mine sites - one beginning operations in April 2014, and the other in the third quarter of 2014; and

•                  construction of two new facilities to produce finished sand, which we expect to commence operations as early as the fourth quarter of 2014;

•                  the acquisition of Direct Fuels to substantially increase our Fuel segment in May 2013; and

•                  our IPO in May 2013, which brought these two segments together for the first time and allowed us to refinance our debt at more favorable terms going forward.

Sand Segment

	Three Months Ended March 31,
	2014	2013
	($ in thousands)

Revenues	$64,334	$32,058

Cost of goods sold (excluding depreciation, depletion and amortization)	38,876	17,176
Depreciation, depletion and amortization	2,758	2,440
Selling, general and administrative expenses	3,216	2,223

Operating income	$19,484	$10,219

Adjusted EBITDA (a)	$22,237	$12,659

Volume of sand sold (tons in thousands):
New Auburn, Wisconsin facility	353	298
Barron, Wisconsin facility	490	188
Kosse, Texas facility	39	32
Total volume of sand sold	882	518

(a)         See “Adjusted EBITDA” below for a discussion of Adjusted EBITDA and a reconciliation to net income (loss).

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenues

Sand revenues increased by $32.3 million, primarily due to a 70% increase in total volumes sold with the ramp-up of operations at our Barron facility as well as increased capacity at our New Auburn facility.  We also expanded our logistics and distribution network throughout 2013 with the addition of transload facilities in the U.S. and Canada to serve our customers in various shale plays and basins.  We generally charge higher prices at our transload sites in order to cover the additional costs for transportation from our plants to the transload sites.

The major changes from 2013 to 2014 are as follows:

•                  $31.8 million increase for the Barron plant due to:

•                  a 161% increase in volumes sold as operations ramped up throughout the year following its opening; and

•                  higher sales prices related to sales from transload sites;

•                  $1.1 million increase for the New Auburn plant due to:

•                  a production capacity increase with installation of an additional screen deck in 2013;

•                  partially offset by select customer discounts; and

•                  $0.6 million decrease for the Kosse plant due to lower average prices per ton, as coarser grades of Northern White frac sand were shipped to, processed and sold from the Kosse plant in the first quarter of 2013, leading to higher average sales prices than the finer sands sold from Kosse in 2014.

Cost of goods sold (excluding depreciation, depletion and amortization)

Our cost of goods sold consists primarily of direct costs such as purchased sand, transportation to the plant or to transload facilities, mining and processing costs, and plant wages as well as indirect costs such as plant repairs and maintenance.  All major components of our direct costs increased with our increased production, particularly transportation costs as we expanded our distribution network with new transload sites in 2013.  The most significant components of the $21.7 million increase are:

•                  $15.8 million increase in rail transportation expense, mainly for additional railcars to transport sand from our plants to the transload sites;

•                  $4.3 million increase in the cost of sand purchased from third-party mines and processed and washed sand from proprietary mines, due primarily to increased production at the Wisconsin plants; and

•                  $0.9 million increase in utilities costs, primarily for processing higher volumes of sand in our dry plants.

Depreciation, depletion and amortization

The $0.3 million increase in depreciation, depletion and amortization is due primarily to administrative assets and the New Auburn plant capacity expansion in 2013.

Selling, general and administrative expense

Increased selling, general and administrative expense is attributable primarily to the addition of new sales and administrative employees as well as additional insurance coverage and property taxes for our expanded operations.

Fuel Segment

	Three Months Ended March 31,
	2014	2013
	($ in thousands)

Revenues	$209,747	$119,997

Cost of goods sold (excluding depreciation, depletion and amortization)	200,920	114,312
Depreciation, depletion and amortization	3,005	714
Selling, general and administrative expenses	1,282	1,076

Operating income	$4,540	$3,895

Adjusted EBITDA (a)	$7,582	$4,639

Volume of refined fuels sold (gallons in thousands)	68,228	36,022
Volume of terminal throughput (gallons in thousands)	53,331	37,110
Volume of transmix refined (gallons in thousands)	35,216	6,410
Refined transmix as a percent of total refined fuels sold	51.6%	17.8%

(a)         See “Adjusted EBITDA” below for a discussion of Adjusted EBITDA and a reconciliation to net income (loss).

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenues

The $89.8 million increase in Fuel segment revenues is attributable to $90.4 million of revenues for Direct Fuels, which was purchased in May 2013.

Cost of goods sold (excluding depreciation, depletion and amortization)

Our cost of goods sold consists primarily of direct costs associated with the purchase of refined fuels, transmix feedstock, plant labor and burden, and costs to operate our transmix and terminal facilities.  Our cost of goods sold increased $86.7 million mainly due to $86.9 million incremental costs associated with Direct Fuels.

Depreciation, depletion and amortization

Depreciation, depletion and amortization increased $2.3 million for our acquisition of Direct Fuels.

Selling, general and administrative expense

Our selling, general and administrative expenses increased $0.2 million.  This increase includes $0.5 million for Direct Fuels, offset by a $0.3 million reduction in bonus expense.

Corporate

	Three Months Ended March 31,
	2014	2013
	($ in thousands)

Selling, general and administrative expenses	$3,977	$—
Depreciation, depletion and amortization	7	—

Operating income (loss)	(3,984)	—

Interest expense, net	1,584	4,213
Other	(119)	(42)

Income (loss) before provision for income taxes	(5,449)	(4,171)

Provision for income taxes	89	30

Unallocated corporate income (loss)	$(5,538)	$(4,201)

Adjusted EBITDA (a)	$(1,840)	$—

(a)         See “Adjusted EBITDA” below for a discussion of Adjusted EBITDA and a reconciliation to net income (loss).

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Selling, general and administrative expenses

The largest component of the $4.0 million increase in corporate selling, general and administrative expenses is the $2.1 million of equity-based compensation.  The remaining increase is primarily for professional fees, salaries and other related costs necessary to manage our newly combined business and provide the incremental services necessary for a publicly traded partnership (such as compliance with requirements of the U.S. Securities and Exchange Commission, the Sarbanes-Oxley Act of 2002 and the New York Stock Exchange, additional insurance coverage and director fees).

Interest expense, net

Prior to our IPO, we carried debt which incurred interest at a higher average rate than we currently pay.  In May 2013, we re-financed our debt and improved our financing costs by: repaying substantially all of our long-term debt using proceeds from the IPO; entering into our Credit Agreement, which incurs interest at significantly lower rates; and lowering our overall level of indebtedness.

Liquidity and Capital Resources

Our principal liquidity requirements are to finance current operations, fund capital expenditures, including acquisitions from time to time, to service our debt and to pay distributions to partners.  Our sources of liquidity generally include cash generated by our operations, borrowings under our revolving credit and security agreement and issuances of equity and debt securities.  We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements for at least the next twelve months.

Equity offering (IPO)

On May 8, 2013, the Partnership priced its initial public offering of 7,500,000 common units at a price to the public of $17.00 per unit ($15.85 per common unit, net of underwriting discounts and structuring fee).  On May 20, 2013, the underwriters exercised their option to purchase an additional 209,906 common units.  The net proceeds from the IPO of $122.2 million (including over commitment allocation of $3.3 million), after deducting the underwriting discount and the structuring fee, were used to: (i) repay existing subsidiary debt, in the amount of $87.6 million, (ii) pay offering expenses of $10.6 million, (iii) pay cash-based compensation awards to senior management of $8.9 million, (iv) provide the Partnership with working capital of $11.5 million, (v) provide a distribution to pre-IPO equity holders of $3.3 million ($2.6 million to predecessors’ owners and $0.7 million to Direct Fuels’ owners as part of the original purchase price), and (vi) pay certain prepaid items of $0.3 million.

Credit agreement

On May 14, 2013, we entered into a revolving credit and security agreement (the “Credit Agreement”) among the Emerge Energy Services LP, as parent guarantor, each of its subsidiaries, as borrowers (the “Borrowers”), and PNC Bank, National Association, as administrative agent and collateral agent.  We subsequently amended the Credit Agreement to revise certain definitions and to increase the commitment amount.  The Credit Agreement, as amended, provides for a $200 million variable rate senior secured revolving credit facility (the “credit facility”) which is available to repay our existing indebtedness on the closing date of the IPO, to fund fees and expenses incurred in connection with the IPO and the credit facility, and for general business purposes, including working capital requirements, capital expenditures, permitted acquisitions, making debt payments (but not prepayments) when due, and making distributions and dividends.  In addition, the Credit Agreement includes a sublimit of up to $15 million for the issuance of letters of credit.  Substantially all of the assets of the Borrowers are pledged as collateral under the Credit Agreement.  The credit facility matures on May 14, 2018.

Loans under the credit facility bear interest at our option at either:

•                  a Base Rate (as defined in the Credit Agreement), which will be the base commercial lending rate of PNC Bank, as publicly announced to be in effect from time to time, plus an applicable margin ranging from 1.75% to 2.50% based on our total leverage ratio; or

•                  LIBOR plus an applicable margin ranging from 2.75% to 3.50% based on our total leverage ratio.

We initially borrowed $112.6 million to (i) make distributions of $17.0 million to Superior Silica Holdings LLC (“SSH”) and to fund the cash payment in the Direct Fuels acquisition amounting to $22.2 million; and, (ii) repay $73.5 million of existing SSH debt.  As part of the original Credit Agreement, we incurred $3.6 million of direct financing costs for professional and legal fees, which we recorded as deferred financing cost.  We subsequently incurred $0.2 in bank fees related to amendments that were also recorded as deferred financing cost.

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

At March 31, 2014, we were in compliance with our loan covenants and had undrawn availability under this credit facility totaling $76.9 million.  At March 31, 2014, our outstanding borrowings under the Credit Agreement bore interest at a weighted-average rate of 3.16%.

Cash Flow Summary

The table below summarizes our cash flows.

	Three Months Ended March 31,
	2014	2013
	($ in thousands)

Cash flows from operating activities	$19,640	$9,571
Cash flows from investing activities	$(6,119)	$(8,001)
Cash flows from financing activities	$(10,480)	$(1,129)
Cash at beginning of period	$2,167	$1,467
Cash at end of period	$5,208	$1,908

Operating cash flows

Net cash provided from operating activities has generally trended the same as our net income adjusted for non-cash items of depreciation, depletion and amortization, equity-based compensation and interest paid in-kind, which aggregated to $26.4 million and $15.0 million for the three months ended March 31, 2014 and 2013, respectively.  Changes in working capital items such as inventories and accounts receivable also reflect much higher levels of operations, particularly for sand operations.

Investing cash flows

Capital expenditures decreased slightly, but we expect to incur approximately $120 million in the remainder of 2014 for planned capital expansion projects, including the LP Mine, Thompson Hills Mine and two proposed sand production facilities.

Financing cash flows

The main categories of our financing cash flows can be summarized as follows:

	Three Months Ended March 31,
	2014	2013
	($ in thousands)

Net debt proceeds (payments)	$13,792	$(1,129)
Distributions to owners	(24,016)	—
Other	(256)	—

Total	$(10,480)	$(1,129)

Even though our debt level is significantly lower at March 31, 2014 than March 31, 2013, we drew down on our revolving credit facility during the first quarter of 2014 in order to fund our expanding operations.  Since our IPO was in in May 2013, we had no distributions in the first quarter of 2013.

Contractual Obligations

In addition to the contractual obligations and other commitments disclosed in our 2013 Annual Report on Form 10-K, we have entered into significant railcar lease commitments during the first quarter of 2014.  The following table presents the remaining minimum contractual obligations for these new leases as of March 31, 2014.

($ in thousands)
Remainder of 2014	$10,427
2015	14,703
2016	13,713
2017	13,102
2018	11,865
Thereafter	12,032

Total	$75,842

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

Reconciliation of Net Income (Loss) to Adjusted EBITDA

The following tables present a reconciliation of net income (loss) to Adjusted EBITDA for each segment, corporate, and in total.

	Three Months Ended March 31, 2014
	Sand Segment	Fuel Segment	Corporate	Total
	($ in thousands)

Net income (loss)	$19,484	$4,540	$(5,538)	$18,486
Interest expense , net	—	—	1,584	1,584
Other (income) loss	—	—	(119)	(119)
Provision for income taxes	—	—	89	89

Operating income (loss)	19,484	4,540	(3,984)	20,040

Depreciation, depletion and amortization	2,758	3,005	7	5,770
Equity-based compensation expense	—	—	2,137	2,137
Provision for doubtful accounts	(5)	37	—	32

Adjusted EBITDA	$22,237	$7,582	$(1,840)	$27,979

	Three Months Ended March 31, 2013
	Sand Segment	Fuel Segment	Corporate	Total
	($ in thousands)

Net income (loss)	$10,219	$3,895	$(4,201)	$9,913
Interest expense , net	—	—	4,213	4,213
Other (income) loss	—	—	(42)	(42)
Provision for income taxes	—	—	30	30

Operating income (loss)	10,219	3,895	—	14,114

Depreciation, depletion and amortization	2,440	714	—	3,154
Provision for doubtful accounts	—	30	—	30

Adjusted EBITDA	$12,659	$4,639	$—	$17,298

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks for the three months ended March 31, 2014, does not differ materially from that discussed under Item 7A of our Annual Report on Form 10-K for 2013.

ITEM 4.                                      CONTROLS AND PROCEDURES

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Internal Controls and Procedures

We have begun the process of evaluating our internal control over financial accounting and reporting and expect to complete our documentation and testing in 2014, using a suitable, recognized control framework.  During the course of the evaluation, we may identify deficiencies, possibly significant deficiencies or material weaknesses, of the effectiveness of internal control over financial reporting that would require remediation by us.  We cannot predict the outcome of our evaluation, or any possible remediation efforts needed, at this time.

Our independent registered public accounting firm is not yet required to attest formally to the effectiveness of our internal controls over financial reporting, and will not be required to do so for as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

PART II                                      OTHER INFORMATION

ITEM 1.                                      LEGAL PROCEEDINGS

Although we are, from time to time, involved in litigation and claims arising out of our operations in the normal course of business, we do not believe that we are a party to any litigation that could have a material adverse impact on our financial condition or results of operations.  We are not aware of any undisclosed significant legal or governmental proceedings against us, or contemplated to be brought against us.  We maintain such insurance policies with insurers in amounts and with coverage and deductibles as our general partner believes are reasonable and prudent.  However, we cannot assure you that this insurance will be adequate to protect us from all material expenses related to potential future claims for personal and property damage or that these levels of insurance will be available in the future at acceptable prices.

Environmental Matter

On November 21, 2013, the EPA issued a General Notice Letter and Information Request (“Notice”) under Section 104(e) of CERCLA to one of our subsidiaries operating within the Fuel segment.  The Notice provides that the subsidiary may have incurred liability with respect to the Reef Environmental site in Alabama, and requested certain information in accordance with Section 107(a) of CERCLA.  We timely responded to the Notice.  At this time, no specific claim for cost recovery has been made by the EPA (or any other potentially responsible party) against us.  There is uncertainty relating to our share of environmental remediation liability, if any, because our allocable share of wastewater is unknown and the total remediation cost is also unknown.  Consequently, management is unable to estimate the possible loss or range of loss, if any.  We have not recorded a loss contingency accrual in our financial statements.  In the opinion of management, the outcome of such matters will not have a material adverse effect on our financial position, liquidity or results of operations.

ITEM 1A.                             RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results.  The risks described in this report and in our Annual Report on Form 10-K are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

ITEM 6.                                      EXHIBITS

Exhibit Number	Description

3.1	Certificate of Limited Partnership of Emerge Energy Services LP (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-187487).

3.2

Amendment to Certificate of Limited Partnership of Emerge Energy Services LP (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-187487).

3.3

First Amended and Restated Limited Partnership Agreement of Emerge Energy Services LP, dated as of May 14, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 20, 2013).

3.4	Certificate of Limited Formation of Emerge Energy Services GP LLC (incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-187487).

3.5	Amendment to Certificate of Formation of Emerge Energy Services GP LLC (incorporated by reference to Exhibit 3.6 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-187487).

3.6

Amended and Restated Limited Liability Company Agreement of Emerge Energy Services GP, LLC, dated as of May 14, 2013 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 20, 2013).

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

95.1*	Mine Safety Disclosure Exhibit.

101*	Interactive Data Files - XBRL

*                 Filed herewith (or furnished in the case of Exhibits 32.1 and 32.2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2014

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

3.2

Amendment to Certificate of Limited Partnership of Emerge Energy Services LP (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-187487).

3.3

First Amended and Restated Limited Partnership Agreement of Emerge Energy Services LP, dated as of May 14, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 20, 2013).

3.4	Certificate of Limited Formation of Emerge Energy Services GP LLC (incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-187487).

3.5	Amendment to Certificate of Formation of Emerge Energy Services GP LLC (incorporated by reference to Exhibit 3.6 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-187487).

3.6

Amended and Restated Limited Liability Company Agreement of Emerge Energy Services GP, LLC, dated as of May 14, 2013 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 20, 2013).

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

95.1*	Mine Safety Disclosure Exhibit.

101*	Interactive Data Files - XBRL

*                 Filed herewith (or furnished in the case of Exhibits 32.1 and 32.2).