Form 10-Q
period 2014-06-30
Emerge Energy Services LP
filed 2014-08-08
CIK 1555177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from        to

Commission File No.  001-35912

EMERGE ENERGY SERVICES LP
(Exact name of registrant as specified in its charter)

Delaware	90-0832937
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

180 State Street, Suite 225, Southlake, Texas 76092	(817) 865-5830
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Units Representing Limited Partner Interests	New York Stock Exchange

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

As of August 1, 2014, 23,718,961 common units were outstanding.

FORWARD-LOOKING STATEMENTS
Certain statements and information in this Quarterly Report on Form 10-Q may constitute “forward-looking statements.”  The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature.  These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us.  While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate.  All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions.  Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections.  Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	failure to secure or maintain contracts with our largest customers, or non-performance of any of those customers under the applicable contract;

•	competitive conditions in our industry;

•	the amount of frac sand we are able to excavate and process, which could be adversely affected by, among other things, operating difficulties and unusual or unfavorable geologic conditions;

•	the volume of frac sand we are able to sell;

•	the price at which we are able to sell frac sand;

•	changes in the long-term supply of and demand for oil and natural gas;

•	volatility of fuel prices;

•	unanticipated ground, grade or water conditions at our sand mines;

•	actions taken by our customers, competitors and third-party operators;

•	our ability to complete growth projects on time and on budget;

•	inclement or hazardous weather conditions, including flooding, and the physical impacts of climate change;

•	environmental hazards;

•	industrial accidents;

•	changes in laws and regulations (or the interpretation thereof) related to the mining and hydraulic fracturing industries, silica dust exposure or the environment;

•	inability to acquire or maintain necessary permits or mining or water rights;

•	facility shutdowns in response to environmental regulatory actions;

•	inability to obtain necessary production equipment or replacement parts;

•	reduction in the amount of water available for processing;

•	technical difficulties or failures;

•	labor disputes and disputes with our excavation contractor;

•	late delivery of supplies;

•	difficulty collecting receivables;

•	inability of our customers to take delivery or our products;

•	changes in the price and availability of transportation;

•	fires, explosions or other accidents;

•	pit wall failures or rock falls;

•	the effects of future litigation; and

•
other factors discussed in this Quarterly Report on Form 10-Q and the detailed factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

PART I                                           FINANCIAL INFORMATION

ITEM 1.                                      FINANCIAL STATEMENTS

EMERGE ENERGY SERVICES LP
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$11,602	$2,167
Restricted cash and equivalents	—	6,188
Trade and other receivables, net	74,691	49,645
Inventories	32,509	41,320
Direct financing lease receivable	364	555
Prepaid expenses and other current assets	7,484	4,515
Total current assets	126,650	104,390

Property, plant and equipment, net	175,396	146,131
Intangible assets, net	35,211	39,415
Goodwill	29,264	29,264
Other assets, net	22,832	3,816

Total assets	$389,353	$323,016

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$34,030	$36,096
Accrued liabilities	15,495	17,274
Current portion of long-term debt	65	233
Current portion of capital lease liability	3,885	3,469
Total current liabilities	53,475	57,072

Long-term debt, net of current portion	169,964	93,809
Capital lease liability, net of current portion	2,507	—
Asset retirement obligations	1,564	1,414
Total liabilities	227,510	152,295

Commitments and contingencies
Partners’ equity:
General partner	—	—
Limited partner common units (issued and outstanding 23,714,880 units and 23,219,608 units as of June 30, 2014 and December 31, 2013, respectively)	161,843	170,721
Total partners’ equity	161,843	170,721

Total liabilities and partners’ equity	$389,353	$323,016

See accompanying notes to unaudited condensed consolidated financial statements.

EMERGE ENERGY SERVICES LP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues*	$298,273	$204,929	$572,354	$356,984

Operating expenses:
Cost of goods sold (excluding depreciation, depletion and amortization)*	261,395	182,760	501,191	314,248
Depreciation, depletion and amortization	5,711	4,922	11,481	8,076
Selling, general and administrative expenses	8,994	6,128	17,469	9,427
IPO transaction-related costs	—	10,922	—	10,922

Total operating expenses	276,100	204,732	530,141	342,673

Operating income	22,173	197	42,213	14,311

Other expense (income):
Interest expense, net	1,943	3,450	3,527	7,663
Loss on extinguishment of debt	—	907	—	907
Other	(32)	(117)	(151)	(159)

Total other expense (income)	1,911	4,240	3,376	8,411

Income (loss) before provision for income taxes	20,262	(4,043)	38,837	5,900
Provision for income taxes	170	95	259	125

Net income (loss)	20,092	(4,138)	38,578	5,775

Less Predecessor net income before May 14, 2013	—	3,211	—	13,124

Post-IPO net income (loss)	$20,092	$(7,349)	$38,578	$(7,349)

Earnings (loss) per common unit (basic)	$0.83	$(0.31)	$1.60	$(0.31)
Earnings (loss) per common unit (diluted)	$0.83	$(0.31)	$1.60	$(0.31)

Weighted average number of common units outstanding including participating securities (basic)	24,136,022	24,015,562	24,059,214	24,015,562
Weighted average number of common units outstanding (diluted)	24,144,150	24,015,562	24,066,632	24,015,562

* Fuel revenues and cost of goods sold include excise taxes and similar taxes:	$13,292	$12,885	$25,197	$23,649

See accompanying notes to unaudited condensed consolidated financial statements.

EMERGE ENERGY SERVICES LP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
($ in thousands)

	Limited Partner Common Units	General Partner (non-economic interest)	Total Partners’ Equity
Balance at December 31, 2013	$170,721	$—	$170,721

Net income	38,578	—	38,578
Equity-based compensation expense	4,330	—	4,330
Distributions paid	(51,153)	—	(51,153)
Distribution equivalent rights accrued	(644)	—	(644)
Other	11	—	11

Balance at June 30, 2014	$161,843	$—	$161,843

See accompanying notes to unaudited condensed consolidated financial statements.

EMERGE ENERGY SERVICES LP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$38,578	$5,775
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	11,481	8,076
Equity-based compensation expense	4,330	1,221
Interest paid in-kind	—	3,125
Loss on extinguishment of debt	—	907
Provision for doubtful accounts	63	64
Loss on disposal of assets	19	—
Amortization of debt discount/premium and deferred financing costs	426	454
Unrealized loss on derivative instruments	633	—
Other non-cash	10	—
Changes in operating assets and liabilities, net of business acquired:
Restricted cash and equivalents	6,188	—
Accounts receivable	(31,124)	(10,618)
Inventories	8,811	(2,440)
Prepaid expenses and other current assets	(9,076)	1,371
Accounts payable and accrued liabilities	(757)	8,805
Other assets	(4)	90
Net cash provided by operating activities	29,578	16,830

Cash flows from investing activities:
Purchases of property, plant and equipment	(30,856)	(15,970)
Deposit for business acquisition	(11,000)	—
Proceeds from disposals of assets	245	—
Acquisition of Direct Fuels, net of cash acquired	—	(16,686)
Other investing activities	6	7
Net cash used in investing activities	(41,605)	(32,649)

Cash flows from financing activities:
Proceeds from IPO including over commitment	—	122,221
IPO offering costs	—	(6,001)
Proceeds from line of credit borrowings	167,057	134,180
Repayment of line of credit borrowings	(90,903)	(121)
Repayment of Direct Fuels' debt	—	(21,673)
Proceeds from other long-term debt	—	81
Repayment of other long-term debt	(168)	(163,161)
Distributions to unitholders	(51,481)	—
Distributions to Predecessor owners	—	(19,628)
Pre-IPO dividends paid (Direct Fuels)	—	(11,500)
Payment of financing costs	(2,330)	(3,660)
Payments on capital lease obligation	(724)	(1,095)
Repayment of other debt	—	(309)
Redemption of general partner interest	—	(2)
Other financing activities	11	—
Net cash provided by financing activities	21,462	29,332

Cash and cash equivalents:
Net increase	9,435	13,513
Balance at beginning of period	2,167	1,467
Balance at end of period	$11,602	$14,980

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
The Sand segment conducts mining and processing operations from facilities located in Wisconsin and Texas.  In addition to mining and processing silica sand for the oil and gas industry, the Sand segment sells its product for use in building products and foundry operations.  The Fuel segment operates transmix processing facilities located in the Dallas-Fort Worth area and in Birmingham, Alabama.  The Fuel segment also offers third-party bulk motor fuel storage and terminal services, biodiesel refining, sale and distribution of wholesale motor fuels, reclamation services (which consists primarily of cleaning bulk storage tanks used by other petroleum terminal and others) and blending of renewable fuels.
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
Acquisition of Direct Fuels
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
We determined the fair values of Direct Fuels property, plant and equipment as well as its identifiable intangible assets with assistance from an independent third-party appraisal expert. Our assessment of the fair value of the assets acquired and liabilities assumed as of May 14, 2013 indicates that the consideration given exceeded the fair value of net identifiable assets acquired. Our assessment indicated that goodwill, the excess of consideration over the fair value of identifiable assets acquired, is $29.3 million. The primary factor that gives rise to goodwill is the premium we were willing to pay to expand our operations into the geographical territories currently served by Direct Fuels. The ability to expand our operations encompasses gaining access to new customers combined with the improved margins attainable through increased market exposure. Additionally, the goodwill is attributable to the value of Direct Fuels’ assembled workforce, including a management team, as well as synergies that arose through the streamlining of operations.
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
The consideration for the Direct Fuels acquisition included payment of $22.9 million in cash, issuance of 3,180,612 common units with a fair value totaling $53.7 million, and assumption of $21.7 million in long-term debt. The accounts receivable acquired represent the gross contractual amounts and are stated at fair market value. Subsequent to May 14, 2013, we have collected the accounts receivable in the table above. Prior to the acquisition, Direct Fuels declared a cash dividend totaling $11.5 million which was paid after the acquisition.
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

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
	($ in thousands)
Revenues	$242,044	$480,206
Net income	$(4,853)	$5,204
Reclassifications
Certain reclassifications have been made to prior period amounts to conform to the current period presentation. These reclassifications do not impact net income and do not reflect a material change in the information previously presented in our Condensed Consolidated Statements of Operations.

2.              OTHER FINANCIAL DATA
Restricted Cash and Equivalents
We were required under agreements with our chief executive officer (“CEO”) and an officer in our Sand segment (the “Sand Officer”) to establish and maintain Rabbi Trusts which were used to fund deferred compensation as described in the agreements.  Restricted cash and equivalents were invested in short-term instruments at market rates; therefore the carrying values approximated fair value. In May 2014, all funds in the Rabbi Trusts were distributed to our CEO and Sand Officer and the Rabbi Trust was terminated.
Allowance for Doubtful Accounts
The allowance for doubtful accounts was $0.2 million and $0.3 million at June 30, 2014 and December 31, 2013, respectively.
Inventories
Inventories consisted of the following:

	June 30, 2014	December 31, 2013
	($ in thousands)
Refined fuels	$12,320	$15,049
Fuel raw materials and supplies	10,470	12,304
Sand raw materials	4,343	7,981
Sand work in process	100	1,528
Sand finished goods	5,276	4,458
Total	$32,509	$41,320

Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	June 30, 2014	December 31, 2013
	($ in thousands)
Machinery and equipment (1)	$121,816	$115,629
Buildings and improvements (1)	32,154	31,819
Land and improvements (1)	24,232	20,314
Mineral reserves	10,800	10,800
Construction in progress	29,245	3,405
Capitalized reclamation costs	1,538	1,398
Total cost	219,785	183,365
Accumulated depreciation and depletion	44,389	37,234

Net property, plant and equipment	$175,396	$146,131

(1) Includes assets under capital lease
We recognized $7.3 million and $6.5 million of depreciation and depletion expense for the six months ended June 30, 2014 and 2013, respectively.
Intangible Assets Other Than Goodwill
Our intangible assets other than goodwill consisted of the following:

	Cost	Accumulated Amortization	Net
	($ in thousands)
June 30, 2014:
Trade names	$46	$19	$27
Customer relationships	43,922	11,740	32,182
Supply and transportation agreements	3,330	1,356	1,974
Non-compete agreement	1,450	422	1,028
Total	$48,748	$13,537	$35,211

December 31, 2013:
Trade names	$46	$17	$29
Customer relationships	43,922	8,187	35,735
Supply and transportation agreements	3,330	887	2,443
Non-compete agreement	1,450	242	1,208
Total	$48,748	$9,333	$39,415
We recognized $4.2 million and $1.6 million of amortization expense for the six months ended June 30, 2014 and 2013, respectively.
Other Assets, Net
Other assets, net consisted of the following:

	June 30, 2014	December 31, 2013
	($ in thousands)
Deposit for business acquisition	$11,000	$—
Prepaid lease assets, net of current portion*	6,107	—
Deferred financing costs, net	5,373	3,469
Other	352	347

Total	$22,832	$3,816

*
The cost to transport leased railcars from the manufacturer to our site for initial placement in service is capitalized and amortized over the term of the lease (typically five to seven years). This balance reflects the non-current portion of these capitalized costs.

Accrued Liabilities
Accrued liabilities consisted of the following:

	June 30, 2014	December 31, 2013
	($ in thousands)
Salaries and other employee-related	$2,623	$2,701
Deferred compensation	946	6,740
Deferred revenue	126	3,131
Sales, excise, property and income taxes	4,251	2,659
Other	7,549	2,043

Total	$15,495	$17,274
IPO Transaction-Related Costs
We incurred generally non-recurring expenses related directly to the IPO in 2013. These costs consist primarily of incentive compensation and payroll-related costs paid to management. In addition, we incurred indirect legal, accounting, and other professional fees associated with the IPO transaction not related to the issuance of equity and debt. We reported these amounts as an operating expense.
There were no similar expenses prior to 2013. The following table summarizes these costs for the six months ended June 30, 2013 (in thousands):

Incentive compensation:
Compensation and payroll-related costs for termination of LTIC plan	$6,512
Incentive compensation and payroll-related costs to other management employees	2,853
Other IPO-related costs	1,557

Total IPO transaction-related costs	$10,922
Secondary Offering
On June 20, 2014, we, our general partner, and Emerge Operating, along with certain selling unitholders named therein (the “Selling Unitholders”) entered into an Underwriting Agreement with underwriters named therein (the “Underwriters”), with respect to the offer and sale (the “Secondary Offering”) by the Selling Unitholders of 3,515,388 common units at a price to the public of $109.06 per common unit ($105.2429 per common unit, net of underwriting discounts and commissions). On June 25, 2014, the Selling Unitholders completed the Secondary Offering. We did not receive any proceeds from the Secondary Offering. Following the closing of the Secondary Offering and as of June 30, 2014, Insight Equity held 31% of all outstanding common units. Pursuant to the Underwriting Agreement, the Selling Unitholders also granted the Underwriters an option for a period of 30 days to purchase up to an additional 527,307 common units on the same terms, and on July 18, 2014, the Underwriters partially exercised the option to purchase 165,635 common units..
Mining and Wet Sand Processing Agreement
In April 2014, a five-year contract with a sand processor (“Processor”) became effective to support our sand business in Wisconsin. Under this contract, the Processor financed and built a wet wash processing plant near our Wisconsin operations. As part of the agreement, the Processor wet washes our sand, creates stockpiles of washed sand and maintains the plant and equipment. During the term of the agreement the Processor will own the wet plant along with the equipment and other temporary structures used to support this activity. At the end of the five-year term of the agreement or following a default under the contract by the Processor, we have the right to take ownership of the wet plant and other equipment without charge. Subject to certain conditions, ownership of the plant and equipment will transfer to us at the expiration of the term. We accounted for the wet plant as a capital lease obligation. The original capitalized lease asset and corresponding capital lease obligation totaled $3.3 million.
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
Retirement Plan
We sponsor 401(k) plans for substantially all employees, including legacy plans from our predecessor and Direct Fuels.  The plans provide for us to match 100% of the participants’ contributions up to 5% of the participant’s pay.  Additionally, we can make discretionary contributions as deemed appropriate by management.  Our employer contributions to these plans totaled $0.3 million and $0.2 million for the six months ended June 30, 2014 and 2013, respectively.
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
Our largest customer balance represented 17% and 14% of our net accounts receivable balance as of June 30, 2014 and December 31, 2013, respectively.  No other customer balance exceeded 10% of the total net accounts receivable balance as of June 30, 2014 and December 31, 2013.
One customer represented 11% of revenues for the six months ended June 30, 2014, while no customer exceeded 10% of revenues for the six months ended June 30, 2013.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual periods beginning after December 15, 2016 and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is not permitted. We are evaluating the effect of adopting this new accounting guidance but do not expect adoption will have a material impact on our financial position, results of operations or cash flows.

3.              LONG-TERM DEBT
Following is a summary of our long-term debt:

	June 30, 2014	December 31, 2013
	($ in thousands)
Revolving credit facility	$169,964	$93,809
Other notes	65	233
Total debt	170,029	94,042
Less current portion	65	233

Long-term portion	$169,964	$93,809
Revolving Credit Facility
On May 14, 2013, we entered into a $150 million revolving credit and security agreement (as amended and restated, the “Credit Agreement”) among Emerge Energy Services LP, as parent guarantor, each of its subsidiaries, as borrowers (the “Borrowers”), and PNC Bank, National Association, as administrative agent and collateral agent.  Substantially all of the assets of the Borrowers are pledged as collateral under the Credit Agreement.
On December 10, 2013, we amended the Credit Agreement to revise certain definitions and to increase the commitment amount for our revolving loan credit facility to $200 million.
On June 27, 2014, we amended and restated the Credit Agreement to:

•
increase our revolving credit facility (the “Credit Facility”) to $350 million, which we may increase from time to time upon our satisfaction of certain conditions by up to an aggregate of $150 million;

•	revise the interest rates applicable to borrowings under the Credit Facility as follows (at our option);

•
a Base Rate (as defined in the Credit Agreement), which will be the base commercial lending rate of PNC Bank, as publicly announced to be in effect from time to time, plus an applicable margin ranging from 1.25% to 2% based on our total leverage ratio; or

•	LIBOR plus an applicable margin ranging from 2.25% to 3.0% based on our total leverage ratio;

•	increase the sublimit for the issuance of letters of credit to $30 million;

•	revise financial covenants as discussed below; and

•	extend the maturity date to June 27, 2019.
We also incur a commitment fee of 0.375% on committed amounts that are neither used for borrowings nor under letters of credit.
In May 2013, we initially borrowed $112.7 million to (i) make distributions of $17.0 million to Superior Silica Holdings LLC (“SSH”) and to fund the cash payment in the Direct Fuels acquisition amounting to $22.2 million; and, (ii) repay $73.5 million of existing SSH debt.  As part of the original Credit Agreement, we incurred $3.6 million of direct financing costs for professional and legal fees, which we recorded as deferred financing cost.  We subsequently incurred $0.1 million and $2.3 million in deferred financing costs related to amendments in 2013 and 2014, respectively.
The Credit Agreement contains various covenants and restrictive provisions and requires maintenance of financial covenants as follows:

•	an interest coverage ratio (as defined in the Credit Agreement) of not less than 3.00 to 1.00; and

•
a total leverage ratio (as defined in the Credit Agreement) of not greater than 3.00 to 1.00.  The requirement to maintain the total leverage ratio is subject an increase to 3.50 to 1.00 in connection with certain permitted acquisitions.

At June 30, 2014, we were in compliance with our loan covenants and had undrawn availability under the Credit Facility totaling $139.6 million.  At June 30, 2014, our outstanding borrowings under the Credit Agreement bore interest at a weighted-average rate of 3.02%.

4.              COMMITMENTS AND CONTINGENCIES
Contractual Obligations
In addition to the contractual obligations and other commitments disclosed in our 2013 Annual Report on Form 10-K, we have entered into significant commitments during the first half of 2014.  The following table presents the remaining minimum contractual obligations for these additional commitments as of June 30, 2014.

	Operating Lease Commitments	Purchase Commitments	Capital Lease Obligations
	($ in thousands)
Remainder of 2014	$9,479	$750	$500
2015	22,961	1,200	800
2016	22,961	1,200	800
2017	22,301	1,200	800
2018	20,928	1,200	615
Thereafter	33,085	—	—

Total	$131,715	$5,550	3,515
Less amount representing interest			345

Total less interest			$3,170
Environmental Matter
On November 21, 2013, the EPA issued a General Notice Letter and Information Request (“Notice”) under Section 104(e) of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA”), to one of our subsidiaries operating within the Fuel segment.  The Notice provides that the subsidiary may have incurred liability with respect to the Reef Environmental site in Alabama, and requested certain information in accordance with Section 107(a) of CERCLA.  We timely responded to the Notice.  At this time, no specific claim for cost recovery has been made by the EPA (or any other potentially responsible party) against us.  There is uncertainty relating to our share of environmental remediation liability, if any, because our allocable share of wastewater is unknown and the total remediation cost is also unknown.  Consequently, management is unable to estimate the possible loss or range of loss, if any.  We have not recorded a loss contingency accrual as of June 30, 2014 or December 31, 2013.  In the opinion of management, the outcome of such matters will not have a material adverse effect on our financial position, liquidity or results of operations.
5.              RELATED PARTY TRANSACTIONS
Related party transactions included in our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations are summarized in the following table:

	Six Months Ended June 30,
	2014	2013
	($ in thousands)
Wages and employee-related costs (1)	$13,677	$4,310
Interest expense (2)	—	1,915
General and administrative expense reimbursements (3)	75	19
Consulting services (4)	—	112
Lease expense	13	12

	June 30, 2014	December 31, 2013
	($ in thousands)
Accounts receivable	$174	$124
Accounts payable and accrued liabilities	428	515

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

6.              EQUITY-BASED COMPENSATION
Effective May 14, 2013, we adopted our 2013 Long-Term Incentive Plan (the “LTIP”) for providing long-term incentives for employees, directors, and consultants who provide services to us.  The plan is administered by a committee subject to oversight by the board of directors of our general partner (the “Board of Directors”).  The committee has delegated authority to: (i) designate participants; (ii) determine types of awards; (iii) determine number of units covered by the award; (iv) determine terms and conditions of awards; (v) determine how and when awards might be settled; and (vi) interpret and administer the plan and take other such actions as might be necessary for the proper administration of the plan.  The LTIP provides for the issuance of an aggregate of up to 2,321,968 common units to be granted either as options, restricted units, phantom units, distribution equivalent rights, unit appreciation rights, unit award, profits interest units, or other unit-based award granted under the plan.  All of our outstanding grants will be settled through issuance of limited partner common units.  Our CEO and our Sand Officer also participate in the LTIP plan.  On May 14, 2013, we granted 530,588 and 265,294 phantom units to our CEO and Sand Officer, respectively.  Half of these phantom units vested after one year, and the remaining half will vest one year later.  The agreements covering the CEO and the Sand Officer entitle them to receive dividends in an amount equal to any distributions to our common unitholders whether or not such phantom units are vested.  Independent director restricted units vest on the following anniversary of our IPO.  For other employees, we assumed a 30-month vesting period for phantom unit grants, which represents management’s estimate of the amount of time until all vesting conditions have been met.  Concurrent with the closing of a secondary offering in June 2014, 86,605 of these phantom units vested and common units were issued. Regarding distributions for independent directors and other employees, distributions are credited to a distribution equivalent rights account for the benefit of each participant and become payable generally within 45 days following the date of vesting.  As of June 30, 2014, the unpaid liability for distribution equivalent rights totaled $0.7 million.
The following table summarizes awards granted during the six months ended June 30, 2014.

	Total Units	Phantom Units	Restricted Units	Fair Value per Unit at Award Date
Outstanding at December 31, 2013	1,098,235	1,087,648	10,587	$17.00
Grants	2,895	—	2,895	84.65
Vested	(495,200)	(484,546)	(10,654)	17.01
Forfeitures	—	—	—
Outstanding at June 30, 2014	605,930	603,102	2,828	$17.32

For the six months ended June 30, 2014 and 2013, we recorded non-cash compensation expense relating to equity-based compensation of $4.3 million and $1.2 million, respectively, in selling, general and administrative expenses.  As of June 30, 2014, the unrecognized compensation expense related to the grants discussed above amounted to $8.8 million to be recognized over a weighted average of 1.0 year.

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
The composition of our provision for income taxes follows:

	Six Months Ended June 30,
	2014	2013
	($ in thousands)
Federal and state income tax expense for Distributor	$181	$50
Texas margin tax	78	75

Total provision for income taxes	$259	$125

Effective Income Tax Rate
Distributor began operations in May 2013.  For the six months ended June 30, 2014, Distributor’s effective income tax rate was 34%.  For Distributor, there were no significant differences between book and taxable income.  We are responsible for our portion of the Texas margin tax that is included in our subsidiaries’ consolidated Texas franchise tax returns.  For our operations in Texas, the effective margin tax rate is approximately 0.5% as defined by applicable state law.  The margin tax qualifies as an income tax under GAAP, which requires us to recognize the impact of this tax on the temporary differences between the financial statement assets and liabilities and their tax basis attributable to such tax.
8.              EARNINGS PER COMMON UNIT
We compute basic earnings per unit by dividing net income by the weighted-average number of common units outstanding including participating securities.  Participating securities include unvested equity-based payment awards that contain non-forfeitable rights to distributions.  For these purposes, unvested grants to our CEO and the Sand Officer are deemed participating securities.
Diluted earnings per unit is computed by dividing net income by the weighted-average number of common units outstanding, including participating securities, and increased further to include the number of common units that would have been outstanding had potential dilutive units been exercised.  The dilutive effect of restricted units is reflected in diluted net income per unit by applying the treasury stock method.  Under FASB ASC 260-10-45, Contingently Issuable Shares, 205,161 of our outstanding phantom units are not included in basic or diluted earnings per common unit calculations as of June 30, 2014.  At June 30, 2014, there were no anti-dilutive units outstanding. Because their inclusion would be anti-dilutive, potentially dilutive units outstanding are excluded from the calculation of weighted average units outstanding for diluted earnings per unit in any period for which a net loss has been recognized.

Basic and diluted earnings per unit are computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Post-IPO net income (loss) (in thousands)	$20,092	$(7,349)	$38,578	$(7,349)

Basic earnings per unit:
Weighted average common units outstanding	23,445,671	23,219,680	23,333,300	23,219,680
Weighted average phantom units deemed participating securities	690,351	795,882	725,914	795,882
Total	24,136,022	24,015,562	24,059,214	24,015,562

Earnings (loss) per common unit (basic)	$0.83	$(0.31)	$1.60	$(0.31)

Diluted earnings per unit:
Weighted average common units outstanding	23,445,671	23,219,680	23,333,300	23,219,680
Weighted average phantom units deemed participating securities	690,351	795,882	725,914	795,882
Weighted average potentially dilutive units outstanding	8,128	—	7,418	—
Total	24,144,150	24,015,562	24,066,632	24,015,562

Earnings (loss) per common unit (diluted)	$0.83	$(0.31)	$1.60	$(0.31)

9.              SEGMENT INFORMATION AND GEOGRAPHICAL DATA
Segment Information
We operate our business through two reportable business segments:

•	Sand - the production and sale of various grades of sand primarily used in the extraction of oil and natural gas and the production of numerous building products and foundry materials.

•	Fuel - the refining of transmix, distribution of finished fuel products, terminal and reclamation activities, and refining of biodiesel.
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
Although not used by management in its performance monitoring activities, asset information is included in the following tables together with financial information concerning our reportable segments for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,
	Sand Segment		Fuel Segment		Corporate		Total
	2014	2013	2014	2013	2014	2013	2014	2013
	($ in thousands)
Statements of Operations Data:
Revenues	$77,470	$34,463	$220,803	$170,466	$—	$—	$298,273	$204,929

Cost of goods sold (excluding depreciation, depletion and amortization)	51,860	18,263	209,535	164,497	—	—	261,395	182,760
Depreciation, depletion and amortization	2,688	2,517	3,017	2,405	6	—	5,711	4,922
Selling, general and administrative expenses	2,448	2,075	1,507	1,513	5,039	2,540	8,994	6,128
IPO transaction-related costs	—	—	—	—	—	10,922	—	10,922

Operating income (loss)	$20,474	$11,608	$6,744	$2,051	$(5,045)	$(13,462)	$22,173	$197

	Six Months Ended June 30,
	Sand Segment		Fuel Segment		Corporate		Total
	2014	2013	2014	2013	2014	2013	2014	2013
	($ in thousands)
Statements of Operations Data:
Revenues	$141,804	$66,521	$430,550	$290,463	$—	$—	$572,354	$356,984

Cost of goods sold (excluding depreciation, depletion and amortization)	90,736	35,439	410,455	278,809	—	—	501,191	314,248
Depreciation, depletion and amortization	5,446	4,957	6,022	3,119	13	—	11,481	8,076
Selling, general and administrative expenses	5,664	4,298	2,789	2,589	9,016	2,540	17,469	9,427
IPO transaction-related costs	—	—	—	—	—	10,922	—	10,922

Operating income (loss)	$39,958	$21,827	$11,284	$5,946	$(9,029)	$(13,462)	$42,213	$14,311

Total assets (at period end)	$202,349	$121,014	$169,183	$193,539	$17,821	$17,919	$389,353	$332,472

Geographical Data
Although we own no long-term assets outside the United States, our Sand segment began selling product in Canada during 2013.  We recognized $12.5 million and $5.0 million of sales in Canada for the six months ended June 30, 2014 and 2013, respectively.  All other sales have occurred in the United States.
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
Our Fuel segment utilizes financial hedging arrangements whereby we hedge a portion of our gasoline and diesel inventory, which reduces our commodity price exposure on some of our activities.  The derivative commodity instruments we utilize consist mainly of futures traded on the New York Mercantile Exchange.  As of June 30, 2014 and December 31, 2013, we had 85 and 40 open commodity derivative contracts, respectively, to manage fuel price risk.
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
The fair values of outstanding derivative instruments and their classifications within our Condensed Consolidated Balance Sheets are summarized as follows:

	June 30, 2014	December 31, 2013	Classification
	($ in thousands)
Derivative assets:
Interest rate swaps	$—	$247	Prepaid expenses and other current assets
Derivative liabilities:
Interest rate swaps	$386	$—	Accrued liabilities
Commodity derivative contracts	$149	$66	Accrued liabilities

The effect of derivative instruments, none of which has been designated for hedge accounting, on our Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013	Classification
	(expense(income), $ in thousands)
Interest rate swaps	$498	$—	$633	$—	Interest expense, net
Commodity derivative contracts	322	(1,048)	403	(952)	Cost of goods sold

	$820	$(1,048)	$1,036	$(952)

11.       SUPPLEMENTAL CASH FLOW DISCLOSURES
The following supplemental disclosures may assist in the understanding of our Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
	2014	2013
	($ in thousands)
Cash paid for interest	$2,357	$2,825
Cash paid for income taxes, net of refunds	163	—
Issuance of common units to acquire Direct Fuels	—	53,721
Customer advances offset against accounts receivable	—	4,043
Deferred compensation expense	81	6,216
Distribution equivalent rights accrued, net of payments	316	—
Capitalized reclamation costs	140	—
Purchases of PP&E accrued in a prior period and paid in the current period	1,641	9,455
Purchases of PP&E included in accounts payable	4,102	—

12.       SUBSEQUENT EVENTS
Distribution
On July 23, 2014, the Board of Directors approved a quarterly distribution of $1.17 per common unit.  We will pay $27.8 million on August 14, 2014 to holders of record as of August 6, 2014.  We will also distribute $0.5 million to the CEO and the Sand Officer pursuant to terms of the LTIP.
Acquisition
On July 25, 2014, we acquired certain assets and obligations of Midwest Frac and Sands LLC (“Midwest”) for $24.0 million plus contingent consideration in order to expand access to high quality sand reserves near our Wisconsin processing plants, improve earnings, and exert greater control over our sand feedstock supply. Midwest operates a sand mine and wet wash facility in Barron County, Wisconsin. The assets include, but are not limited to, sand reserves, real estate, buildings, land improvements, wet wash processing and conveying equipment, fixtures and office equipment, permits, and identifiable intangible assets. The liabilities assumed include equipment lease obligations and a local government highway repair and maintenance agreement. As part of the agreement, we cancelled an existing tolling agreement whereby we agreed to convert Midwest’s wet washed sand to dry sand. We also cancelled an existing supply contract whereby Midwest agreed to supply and deliver wet washed sand. We will account for the acquisition as a business combination under ASC 805.
The purchase agreement specifies a total purchase price of $24 million plus contingent consideration. The agreement required an advance payment of $11 million in June 2014, which we have included in Other assets, net in our Condensed Balance Sheets at June 30, 2014. We will pay an additional $13 million to the seller at the rate of $2.50 per ton as sand is removed from the reserve. After repayment of $13 million, we will continue to pay the seller $1.00 per ton to the extent sand reserves remain economically viable. The $1.00 per ton is contingent consideration. The seller can repurchase the land when we determine the property is no longer viable for our sand mining and processing activities.
We will recognize the identifiable assets acquired and liabilities assumed based upon the fair values determined on the date of acquisition. To assist management in the determination of fair value of identifiable assets and liabilities, we have retained third-party appraisal experts. At such time as the appraisal is complete, we will apportion the fair values of the assets acquired (including any goodwill, if any) and liabilities assumed related to the total purchase price.

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
Acquisitions
Direct Fuels
On May 14, 2013, we completed the acquisition of Direct Fuels’ net assets for $98.3 million.  Direct Fuels operates a motor fuel terminal and transmix processing facility in Texas.  The acquisition of Direct Fuels expanded our geographic presence into the Dallas-Fort Worth, Texas market.  Direct Fuels is part of our Fuel segment.

Results of Operations
The following table summarizes our consolidated operating results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	($ in thousands)
Revenues	$298,273	$204,929	$572,354	$356,984

Operating expenses:
Cost of goods sold (excluding depreciation, depletion and amortization)	261,395	182,760	501,191	314,248
Depreciation, depletion and amortization	5,711	4,922	11,481	8,076
Selling, general and administrative expenses	8,994	6,128	17,469	9,427
IPO transaction-related costs	—	10,922	—	10,922

Total operating expenses	276,100	204,732	530,141	342,673

Operating income	22,173	197	42,213	14,311

Other expense (income):
Interest expense	1,943	3,450	3,527	7,663
Loss on extinguishment of debt	—	907	—	907
Other	(32)	(117)	(151)	(159)

Total other expense	1,911	4,240	3,376	8,411

Income before provision for taxes	20,262	(4,043)	38,837	5,900

Provision for taxes	170	95	259	125

Net income (loss)	$20,092	$(4,138)	$38,578	$5,775

Adjusted EBITDA (a)	$30,137	$17,296	$58,116	$34,594

(a)         See “Adjusted EBITDA” below for a discussion of Adjusted EBITDA and a reconciliation to net income (loss).
Factors Impacting Comparability of Our Financial Results
Major factors impacting comparability between prior and future periods are:

•	substantial growth of our Sand segment through:

•	addition of the Barron plant in late 2012, which ramped up its production throughout 2013;

•	development of our distribution and logistics services to better serve our customers through additional transload sites in 2013 and 2014;

•	construction on two new wet plants situated at two new mine sites - one beginning operations in April 2014, and the other which we expect to begin operations later in 2014; and

•	construction of two new facilities to produce finished sand, which we expect to commence operations in the fourth quarter of 2014 and the first quarter of 2015;

•	the acquisition of Direct Fuels to substantially increase our Fuel segment in May 2013; and

•	our IPO in May 2013, which brought these two segments together for the first time and allowed us to refinance our debt at more favorable terms going forward.
Sand Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	($ in thousands)
Revenues	$77,470	$34,463	$141,804	$66,521

Cost of goods sold (excluding depreciation, depletion and amortization)	51,860	18,263	90,736	35,439
Depreciation, depletion and amortization	2,688	2,517	5,446	4,957
Selling, general and administrative expenses	2,448	2,075	5,664	4,298

Operating income	$20,474	$11,608	$39,958	$21,827

Adjusted EBITDA (a)	$23,184	$14,125	$45,421	$26,784

Volume of sand sold (tons in thousands):
Barron, Wisconsin facility	522	289	1,012	477
New Auburn, Wisconsin facility	432	309	785	607
Kosse, Texas facility	91	36	130	68

Total volume of sand sold	1,045	634	1,927	1,152

(a)         See “Adjusted EBITDA” below for a discussion of Adjusted EBITDA and a reconciliation to net income (loss).
Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
Revenues
Sand revenues increased by $43.0 million, primarily due to a 65% increase in total volumes sold with the ramp-up of operations at our Barron facility as well as increased capacity and utilization at our New Auburn facility.  We also expanded our logistics and distribution network throughout 2013 and 2014 with the addition of transload facilities in the U.S. and Canada to serve our customers in various shale plays and basins.  We charge higher prices at our transload sites in order to cover the additional costs for transportation from our plants to the transload sites.
The major changes from 2013 to 2014 are as follows:

•	$31.4 million increase for the Barron plant due to:

•	an 81% increase in volumes sold as operations ramped up throughout the year following its opening; and

•	higher sales prices related mainly to sales from transload sites;

•	$8.6 million increase for the New Auburn plant due to a production capacity increase with installation of an additional screen deck in 2013; and

•	$3.0 million increase for the Kosse plant due to a 153% increase in volumes sold as well as an increase in average sales prices.
Cost of goods sold (excluding depreciation, depletion and amortization)
Our cost of goods sold consists primarily of direct costs such as purchased sand, transportation to the plant or to transload facilities, and mining and processing costs including plant wages, as well as indirect costs such as plant repairs and maintenance.  All major components of our direct costs increased with our increased production, particularly transportation costs as we expanded our distribution network with new transload sites in 2013 and 2014.  The most significant components of the $33.6 million increase are:

•	$22.6 million increase in rail transportation expense, mainly for additional railcars to transport sand from our plants to the transload sites;

•	$10.0 million increase in the cost of sand purchased from third-party mines and processed and washed sand from proprietary mines, due primarily to increased sales from the Wisconsin plants; and

•	$1.2 million increase in utilities and labor costs, primarily for processing higher volumes of sand in our dry plants.
Selling, general and administrative expense
Increased selling, general and administrative expense is attributable primarily to the addition of new sales and administrative employees as well as additional insurance coverage and property taxes for our expanded operations.
Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
Revenues
Sand revenues increased by $75.3 million, primarily due to a 67% increase in total volumes sold with the ramp-up of operations at our Barron facility as well as increased capacity at our New Auburn facility.  We also expanded our logistics and distribution network throughout 2013 and 2014 with the addition of transload facilities in the U.S. and Canada to serve our customers in various shale plays and basins.  We charge higher prices at our transload sites in order to cover the additional costs for transportation from our plants to the transload sites.
The major changes from 2013 to 2014 are as follows:

•	$62.7 million increase for the Barron plant due to:

•	a 112% increase in volumes sold as operations ramped up throughout the year following its opening; and

•	higher sales prices related to sales from transload sites;

•	$10.2 million increase for the New Auburn plant due to:

•	a production capacity increase with installation of an additional screen deck in 2013;

•	partially offset by select customer discounts; and

•	$2.4 million increase for the Kosse plant due mainly to:

•	increased sales volumes in the second quarter of 2014; slightly offset by

•
lower average prices per ton, as coarser grades of Northern White frac sand were shipped to, processed and sold from the Kosse plant in the first quarter of 2013, leading to higher average sales prices than the finer sands sold from Kosse in 2014.

Cost of goods sold (excluding depreciation, depletion and amortization)
Our cost of goods sold consists primarily of direct costs such as purchased sand, transportation to the plant or to transload facilities, and mining and processing costs including plant wages, as well as indirect costs such as plant repairs and maintenance.  All major components of our direct costs increased with our increased production, particularly transportation costs as we expanded our distribution network with new transload sites in 2013.  The most significant components of the $55.3 million increase are:

•	$38.3 million increase in rail transportation expense, mainly for additional railcars to transport sand from our plants to the transload sites;

•	$14.2 million increase in the cost of sand purchased from third-party mines and processed and washed sand from proprietary mines, due primarily to increased production at the Wisconsin plants; and

•	$1.6 million increase in utilities costs, primarily for processing higher volumes of sand in our dry plants; and

•	$1.0 million increase in labor to process higher volumes of sand in our dry plants.
Depreciation, depletion and amortization
The $0.5 million increase in depreciation, depletion and amortization is due primarily to administrative assets and the New Auburn plant capacity expansion in 2013.
Selling, general and administrative expense
Increased selling, general and administrative expense is attributable primarily to the addition of new sales and administrative employees as well as additional insurance coverage and property taxes for our expanded operations.

Fuel Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	($ in thousands)
Revenues	$220,803	$170,466	$430,550	$290,463

Cost of goods sold (excluding depreciation, depletion and amortization)	209,535	164,497	410,455	278,809
Depreciation, depletion and amortization	3,017	2,405	6,022	3,119
Selling, general and administrative expenses	1,507	1,513	2,789	2,589

Operating income	$6,744	$2,051	$11,284	$5,946

Adjusted EBITDA (a)	$9,799	$4,490	$17,381	$9,129

Volume of refined fuels sold (gallons in thousands)	70,514	55,404	138,742	91,426
Volume of terminal throughput (gallons in thousands)	53,094	53,553	106,425	90,663
Volume of transmix refined (gallons in thousands)	28,479	18,073	63,695	24,483
Refined transmix as a percent of total refined fuels sold	40.4%	32.6%	45.9%	26.8%

(a)         See “Adjusted EBITDA” below for a discussion of Adjusted EBITDA and a reconciliation to net income (loss).
Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
Revenues
Of the $50.3 million increase in Fuel segment revenues, $38.8 million is attributable to an increase in total revenues for Direct Fuels, due primarily to a full three months of revenues in 2014 versus 1.5 months in 2013. The primary differences for the remainder of the Fuel segment are:

•	$6.1 million increased revenues for higher sales volumes; and

•	$5.9 million related to higher average sales prices; offset by

•	$0.7 million decrease in excise and other transaction taxes.
Cost of goods sold (excluding depreciation, depletion and amortization)
Our cost of goods sold consists primarily of direct costs associated with the purchase of refined fuels, transmix feedstock, plant labor and burden, and costs to operate our transmix and terminal facilities.  Our cost of goods sold increased $45.0 million mainly due to $37.1 million incremental costs associated with Direct Fuels, resulting primarily from a full three months of expense in 2014 versus 1.5 months in 2013.  The primary differences for the remainder of the Fuel segment are:

•	$5.8 million increased costs for higher volumes; and

•	$2.9 million related to higher average purchase prices; offset by

•	$0.7 million decrease in excise and other transaction taxes.
Depreciation, depletion and amortization
Depreciation, depletion and amortization increased $0.6 million for our acquisition of Direct Fuels.
Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
Revenues
Of the $140.1 million increase in Fuel segment revenues, $129.3 million is attributable to an increase in total revenues for Direct Fuels, due primarily to a full six months of revenues in 2014 versus 1.5 months in 2013. The primary differences for the remainder of the Fuel segment are:

•	$10.9 million increased revenues for higher sales volumes; and

•	$1.1 million related to lower average sales prices, particularly in the first quarter; offset by

•	$1.4 million decrease in excise and other transaction taxes.
Cost of goods sold (excluding depreciation, depletion and amortization)
Our cost of goods sold consists primarily of direct costs associated with the purchase of refined fuels, transmix feedstock, plant labor and burden, and costs to operate our transmix and terminal facilities.  Our cost of goods sold increased $131.6 million mainly due to $124.1 million incremental costs associated with Direct Fuels, resulting from a full three months of expense in 2014 versus 1.5 months in 2013.  The primary differences for the remainder of the Fuel segment are:

•	$10.2 million increased costs for higher volumes; offset by

•	$1.1 million decrease related to lower average purchase prices; and

•	$1.4 million decrease in excise and other transaction taxes.
Depreciation, depletion and amortization
Depreciation, depletion and amortization increased $2.9 million for our acquisition of Direct Fuels.
Corporate

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	($ in thousands)
Depreciation, depletion and amortization	$6	$—	$13	$—
Selling, general and administrative expenses	5,039	2,540	9,016	2,540
IPO transaction-related costs	—	10,922	—	10,922

Operating income (loss)	(5,045)	(13,462)	(9,029)	(13,462)

Other expense (income):
Interest expense, net	1,943	3,450	3,527	7,663
Loss on extinguishment of debt	—	907	—	907
Other	(32)	(117)	(151)	(159)
Income (loss) before provision for taxes	(6,956)	(17,702)	(12,405)	(21,873)
Provision for income taxes	170	95	259	125

Unallocated corporate income (loss)	$(7,126)	$(17,797)	$(12,664)	$(21,998)

Adjusted EBITDA (a)	$(2,846)	$(1,319)	$(4,686)	$(1,319)

(a)         See “Adjusted EBITDA” below for a discussion of Adjusted EBITDA and a reconciliation to net income (loss).
Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
Selling, general and administrative expenses
The largest single component of the $2.5 million increase in corporate selling, general and administrative expenses is the $1.0 million increase in equity-based compensation, which was not incurred prior to our IPO in May 2013.  The remaining increase relates to various professional fees, salaries and other related costs necessary to manage our newly combined business and provide the incremental services necessary for a publicly traded partnership (such as compliance with requirements of the U.S. Securities and Exchange Commission, the Sarbanes-Oxley Act of 2002 and the New York Stock Exchange, additional insurance coverage and director fees).

IPO transaction-related costs
We incurred generally non-recurring expenses related directly to the IPO in May 2013. These costs consist primarily of incentive compensation and payroll-related costs paid to management. In addition, we incurred indirect legal, accounting, and other professional fees associated with the IPO transaction not related to the issuance of equity and debt.
Interest expense, net
Prior to our IPO, we carried debt which incurred interest at a higher average rate than we currently pay.  In May 2013, we re-financed our debt and improved our financing costs by: repaying substantially all of our long-term debt using proceeds from the IPO; and entering into our Credit Agreement, which incurs interest at significantly lower rates.
Loss (gain) on extinguishment of debt
At the time of our IPO in May 2013, all of our existing debt was retired, for a net $0.9 million loss on extinguishment of debt.
Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
Selling, general and administrative expenses
The largest single component of the $6.5 million increase in corporate selling, general and administrative expenses is the $3.1 million increase in equity-based compensation.  The remaining increase is primarily for various professional fees, salaries and other related costs necessary to manage our newly combined business and provide the incremental services necessary for a publicly traded partnership (such as compliance with requirements of the U.S. Securities and Exchange Commission, the Sarbanes-Oxley Act of 2002 and the New York Stock Exchange, additional insurance coverage and director fees).
Interest expense, net
Prior to our IPO, we carried debt which incurred interest at a higher average rate than we currently pay.  In May 2013, we re-financed our debt and improved our financing costs by: repaying substantially all of our long-term debt using proceeds from the IPO; and entering into our Credit Agreement, which incurs interest at significantly lower rates.

Liquidity and Capital Resources
Our principal liquidity requirements are to finance current operations, fund capital expenditures, including acquisitions from time to time, to service our debt and to pay distributions to partners.  Our sources of liquidity generally include cash generated by our operations, borrowings under our revolving credit and security agreement and issuances of equity and debt securities.  We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements for at least the next twelve months.  See Notes 2 and 3 to our Condensed Consolidated Financial Statements for discussion of our recent financings.
Cash Flow Summary
The table below summarizes our cash flows.

	Six Months Ended June 30,
	2014	2013
	($ in thousands)
Cash flows from operating activities	$29,578	$16,830
Cash flows from investing activities	$(41,605)	$(32,649)
Cash flows from financing activities	$21,462	$29,332
Cash and cash equivalents at beginning of period	$2,167	$1,467
Cash and cash equivalents at end of period	$11,602	$14,980
Operating cash flows
Net cash provided from operating activities has generally trended the same as our net income adjusted for non-cash items of depreciation, depletion and amortization, equity-based compensation and interest paid in-kind.  Changes in working capital items such as inventories, prepaid assets and accounts receivable also reflect much higher levels of operations, particularly for sand operations.

Investing cash flows
Capital expenditures increased significantly, particularly for construction of sand processing facilities. We expect to incur approximately $106 million in the remainder of 2014 for planned capital expansion projects, including the LP Mine, Thompson Hills Mine and two proposed sand production facilities.  In June 2014, we made an $11 million deposit for a business acquisition that was finalized in July 2014. See Note 12 to the Condensed Consolidated Financial Statements for further discussion of this acquisition.
Financing cash flows
The main categories of our financing cash flows can be summarized as follows:

	Six Months Ended June 30,
	2014	2013
	($ in thousands)
Non-recurring:
Proceeds from IPO, net of offering costs	$—	$116,220
Distribution to Direct Fuels' owners	—	(11,500)
Recurring:
Net debt proceeds (payments)	75,986	(50,694)
Distributions to owners	(51,481)	(19,628)
Other	(3,043)	(5,066)

Total	$21,462	$29,332
Contractual Obligations
In addition to the contractual obligations and other commitments disclosed in our 2013 Annual Report on Form 10-K, we have entered into significant contracts for railcar leases, purchases of services and a capital lease during the first half of 2014.  The following table presents the remaining minimum contractual obligations for these additional commitments as of June 30, 2014.

	Operating Lease Commitments	Purchase Commitments	Capital Lease Obligations
	($ in thousands)
Remainder of 2014	$9,479	$750	$500
2015	22,961	1,200	800
2016	22,961	1,200	800
2017	22,301	1,200	800
2018	20,928	1,200	615
Thereafter	33,085	—	—

Total	$131,715	$5,550	$3,515

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
Reconciliation of Net Income (Loss) to Adjusted EBITDA
The following tables present a reconciliation of net income (loss) to Adjusted EBITDA for each segment, corporate, and in total.

	Three Months Ended June 30,
	Sand Segment		Fuel Segment		Corporate		Total
	2014	2013	2014	2013	2014	2013	2014	2013
	($ in thousands)
Net income (loss)	$20,474	$11,608	$6,744	$2,051	$(7,126)	$(17,797)	$20,092	$(4,138)
Interest expense, net	—	—	—	—	1,943	3,450	1,943	3,450
Loss on extinguishment of debt	—	—	—	—	—	907	—	907
Other (income) loss	—	—	—	—	(32)	(117)	(32)	(117)
Provision for income taxes	—	—	—	—	170	95	170	95

Operating income (loss)	20,474	11,608	6,744	2,051	(5,045)	(13,462)	22,173	197

Depreciation, depletion and amortization	2,688	2,517	3,017	2,405	6	—	5,711	4,922
IPO transaction-related costs	—	—	—	—	—	10,922	—	10,922
Equity-based compensation expense	—	—	—	—	2,193	1,221	2,193	1,221
Loss (gain) on disposal of equipment	19	—	—	—	—	—	19	—
Provision for doubtful accounts	(7)	—	38	34	—	—	31	34
Accretion of asset retirement obligation	10	—	—	—	—	—	10	—

Adjusted EBITDA	$23,184	$14,125	$9,799	$4,490	$(2,846)	$(1,319)	$30,137	$17,296

	Six Months Ended June 30,
	Sand Segment		Fuel Segment		Corporate		Total
	2014	2013	2014	2013	2014	2013	2014	2013
	($ in thousands)
Net income (loss)	$39,958	$21,827	$11,284	$5,946	$(12,664)	$(21,998)	$38,578	$5,775
Interest expense, net	—	—	—	—	3,527	7,663	3,527	7,663
Loss on extinguishment of debt	—	—	—	—	—	907	—	907
Other (income) loss	—	—	—	—	(151)	(159)	(151)	(159)
Provision for income taxes	—	—	—	—	259	125	259	125

Operating income (loss)	39,958	21,827	11,284	5,946	(9,029)	(13,462)	42,213	14,311

Depreciation, depletion and amortization	5,446	4,957	6,022	3,119	13	—	11,481	8,076
IPO transaction-related costs	—	—	—	—	—	10,922	—	10,922
Equity-based compensation expense	—	—	—	—	4,330	1,221	4,330	1,221
Loss on disposal of equipment	19	—	—	—	—	—	19	—
Provision for doubtful accounts	(12)	—	75	64	—		63	64
Accretion of asset retirement obligation	10	—	—	—	—	—	10	—

Adjusted EBITDA	$45,421	$26,784	$17,381	$9,129	$(4,686)	$(1,319)	$58,116	$34,594

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information about market risks for the six months ended June 30, 2014, does not differ materially from that discussed under Item 7A of our Annual Report on Form 10-K for 2013.
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
Internal Controls and Procedures
We have begun the process of evaluating our internal control over financial accounting and reporting and expect to complete our documentation and testing in 2014, using a suitable, recognized control framework.  During the course of the evaluation, we may identify deficiencies, possibly significant deficiencies or material weaknesses, of the effectiveness of internal control over financial reporting that would require remediation by us.  We cannot predict the outcome of our evaluation, or any possible remediation efforts that may be needed, at this time.
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

10.1*†	Second Amendment to Sand Supply Agreement, dated as of June 10, 2014, between Superior Silica Sands LLC and Schlumberger Technology Corporation.

10.2
Amended and Restated Revolving Credit and Security Agreement, dated as of June 27, 2014, among Emerge Energy Services LP, as parent guarantor, the Borrowers party thereto, PNC Bank, National Association, as administrative agent and collateral agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 30, 2014).

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
†    Parts of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 8, 2014

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

10.1*†	Second Amendment to Sand Supply Agreement, dated as of June 10, 2014, between Superior Silica Sands LLC and Schlumberger Technology Corporation.

10.2
Amended and Restated Revolving Credit and Security Agreement, dated as of June 27, 2014, among Emerge Energy Services LP, as parent guarantor, the Borrowers party thereto, PNC Bank, National Association, as administrative agent and collateral agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 30, 2014).

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
†    Parts of this exhibit have been omitted pursuant to a request for confidential treatment.