Form 10-Q
period 2014-09-30
Emerge Energy Services LP
filed 2014-11-07
CIK 1555177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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

As of October 31, 2014, 23,718,961 common units were outstanding.

FORWARD-LOOKING STATEMENTS
Certain statements and information in this Quarterly Report on Form 10-Q may constitute “forward-looking statements.”  The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature.  These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us.  While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate.  All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions.  Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections.  Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	failure to secure or maintain contracts with our largest customers, or non-performance of any of those customers under the applicable contract;

•	competitive conditions in our industry;

•	the amount of frac sand we are able to excavate and process, which could be adversely affected by, among other things, operating difficulties and unusual or unfavorable geologic conditions;

•	the volume of frac sand we are able to sell;

•	the price at which we are able to sell frac sand;

•	changes in the long-term supply of and demand for oil and natural gas;

•	volatility of fuel prices;

•	unanticipated ground, grade or water conditions at our sand mines;

•	actions taken by our customers, competitors and third-party operators;

•	our ability to complete growth projects on time and on budget;

•	inclement or hazardous weather conditions, including flooding, and the physical impacts of climate change;

•	environmental hazards;

•	industrial accidents;

•	changes in laws and regulations (or the interpretation thereof) related to the mining and hydraulic fracturing industries, silica dust exposure or the environment;

•	inability to acquire or maintain necessary permits or mining or water rights;

•	facility shutdowns in response to environmental regulatory actions;

•	inability to obtain necessary production equipment or replacement parts;

•	reduction in the amount of water available for processing;

•	technical difficulties or failures;

•	labor disputes and disputes with our excavation contractor;

•	late delivery of supplies;

•	difficulty collecting receivables;

•	inability of our customers to take delivery of our products;

•	changes in the price and availability of transportation;

•	fires, explosions or other accidents;

•	pit wall failures or rock falls;

•	the effects of future litigation; and

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

PART I                                           FINANCIAL INFORMATION

ITEM 1.                                      FINANCIAL STATEMENTS

EMERGE ENERGY SERVICES LP
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands, except unit data)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$3,361	$2,167
Restricted cash and equivalents	—	6,188
Trade and other receivables, net	86,083	49,645
Inventories	32,944	41,320
Direct financing lease receivable	—	555
Prepaid expenses and other current assets	7,295	4,515
Total current assets	129,683	104,390

Property, plant and equipment, net	222,982	146,131
Intangible assets, net	33,209	39,415
Goodwill	29,264	29,264
Other assets, net	11,828	3,816
Total assets	$426,966	$323,016

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$38,490	$36,096
Accrued liabilities	21,380	17,274
Current portion of long-term debt	65	233
Current portion of capital lease liability	2,746	3,469
Total current liabilities	62,681	57,072

Long-term debt, net of current portion	188,964	93,809
Business acquisition obligation, net of current portion	10,023	—
Capital lease liability, net of current portion	1,216	—
Asset retirement obligations	2,078	1,414
Total liabilities	264,962	152,295

Commitments and contingencies
Partners’ equity:
General partner	—	—
Limited partner common units (issued and outstanding 23,718,961 units and 23,219,608 units as of September 30, 2014 and December 31, 2013, respectively)	162,004	170,721
Total partners’ equity	162,004	170,721
Total liabilities and partners’ equity	$426,966	$323,016

See accompanying notes to unaudited condensed consolidated financial statements.

EMERGE ENERGY SERVICES LP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues*	$296,338	$270,241	$868,692	$627,225
Operating expenses:
Cost of goods sold (excluding depreciation, depletion and amortization)*	251,766	238,736	752,957	552,984
Depreciation, depletion and amortization	6,421	6,390	17,902	14,466
Selling, general and administrative expenses	9,559	7,969	27,028	17,396
IPO transaction-related costs	—	44	—	10,966
Total operating expenses	267,746	253,139	797,887	595,812
Operating income	28,592	17,102	70,805	31,413

Other expense (income):
Interest expense, net	1,479	1,645	5,006	9,308
Loss on extinguishment of debt	—	—	—	907
Other	775	(118)	624	(277)
Total other expense (income)	2,254	1,527	5,630	9,938
Income before provision for income taxes	26,338	15,575	65,175	21,475
Provision for income taxes	255	171	514	296
Net income	26,083	15,404	64,661	21,179

Less Predecessor net income before May 14, 2013	—	—	—	13,124
Post-IPO net income	$26,083	$15,404	$64,661	$8,055

Earnings per common unit (basic)	$1.08	$0.64	$2.69	$0.34
Earnings per common unit (diluted)	$1.08	$0.64	$2.69	$0.34

Weighted average number of common units outstanding including participating securities (basic)	24,115,926	24,015,562	24,054,747	24,015,562
Weighted average number of common units outstanding (diluted)	24,116,386	24,021,189	24,057,607	24,020,600

* Fuel revenues and cost of goods sold include excise taxes and similar taxes:	$13,688	$12,610	$38,885	$36,259

See accompanying notes to unaudited condensed consolidated financial statements.

EMERGE ENERGY SERVICES LP
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY
($ in thousands)

	Limited Partner Common Units	General Partner (non-economic interest)	Total Partners’ Equity

Balance at December 31, 2013	$170,721	$—	$170,721
Net income	64,661	—	64,661
Equity-based compensation expense	6,878	—	6,878
Distributions paid	(79,384)	—	(79,384)
Distribution equivalent rights accrued	(883)	—	(883)
Other	11	—	11
Balance at September 30, 2014	$162,004	$—	$162,004

See accompanying notes to unaudited condensed consolidated financial statements.

EMERGE ENERGY SERVICES LP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Nine Months Ended September 30, 2014
	2014	2013
Cash flows from operating activities:
Net income	$64,661	$21,179
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	17,902	14,466
Equity-based compensation expense	6,726	3,521
Interest paid in-kind	—	3,202
Loss on extinguishment of debt	—	907
Provision for doubtful accounts	101	200
Loss on disposal of assets	4	1
Amortization of debt discount/premium and deferred financing costs	698	731
Loss on termination of sand supply agreement	689	—
Unrealized loss on derivative instruments	387	—
Other non-cash	17	3
Changes in operating assets and liabilities, net of business acquired:
Restricted cash and equivalents	6,188	—
Accounts receivable	(43,313)	(15,861)
Inventories	8,377	72
Prepaid expenses and other current assets	(2,780)	(1,381)
Accounts payable and accrued liabilities	7,997	13,790
Other assets	(6,368)	(1,338)
Net cash provided by operating activities	61,286	39,492

Cash flows from investing activities:
Purchases of property, plant and equipment	(59,089)	(18,598)
Business acquisitions, net of cash acquired	(11,000)	(16,687)
Proceeds from disposals of assets	335	5
Other investing activities	374	9
Net cash used in investing activities	(69,380)	(35,271)

Cash flows from financing activities:
Proceeds from IPO including over commitment	—	122,221
IPO offering costs	—	(6,001)
Proceeds from line of credit borrowings	266,357	134,180
Repayment of line of credit borrowings	(171,203)	(46,919)
Repayment of Direct Fuels' debt	—	(21,673)
Proceeds from other long-term debt	—	81
Repayment of other long-term debt	(168)	(118,640)
Distributions to unitholders	(79,711)	(8,886)
Distributions to Predecessor owners	—	(19,628)
Pre-IPO dividends paid (Direct Fuels)	—	(11,500)
Payment of financing costs	(2,342)	(3,709)
Payments on capital lease obligation	(3,656)	(2,664)
Repayment of other debt	—	(190)
Redemption of general partner interest	—	(2)
Other financing activities	11	—
Net cash provided by financing activities	9,288	16,670

Cash and cash equivalents:
Net increase	1,194	20,891
Balance at beginning of period	2,167	1,467
Balance at end of period	$3,361	$22,358

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
Fair value of assets and liabilities acquired:
Cash	6,197
Accounts receivable	9,845
Other current assets	13,146
Property, plant and equipment	14,897
Intangible assets	45,080
Goodwill	29,264
Total assets acquired	118,429
Less accounts payable and accrued liabilities	8,652
Less dividend payable	11,500
Total current liabilities	20,152
Net assets acquired	$98,277
The consideration for the Direct Fuels acquisition included payment of $22.9 million in cash, issuance of 3,180,612 common units with a fair value totaling $53.7 million, and assumption of $21.7 million in long-term debt. The accounts receivable acquired represent the gross contractual amounts and are stated at fair value. Subsequent to May 14, 2013, we have collected the accounts receivable in the table above. Prior to the acquisition, Direct Fuels declared a cash dividend totaling $11.5 million which was paid after the acquisition.
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
In 2013, we expensed $1.5 million of transaction costs associated with the acquisition of Direct Fuels.  We reported these costs as IPO transaction-related costs within operating expenses. For the period May 14, 2013 (date of acquisition) through September 30, 2013, Direct Fuels’ revenues totaled $127.2 million and it reported a net loss of $1.3 million.

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

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
	($ in thousands)
Revenues	$270,241	$750,447
Net income	$15,404	$22,410
Acquisition from Midwest
On July 25, 2014, we acquired certain assets and obligations of Midwest Frac and Sands LLC (“Midwest”) in order to expand access to high quality sand reserves near our Wisconsin processing plants, improve earnings, and exert greater control over our sand feedstock supply. Midwest operated a sand mine and wet wash facility in Barron County, Wisconsin. The assets include, but are not limited to, mineral reserves, real estate, buildings, land improvements, wet wash processing and conveying equipment, fixtures and office equipment, permits, and a non-compete agreement with the seller. The liabilities assumed include accounts payable and a local government highway repair and maintenance agreement. We have accounted for the acquisition as a business combination under ASC 805, Business Combinations.
The purchase agreement specifies a total cash purchase price of $24.0 million plus contingent consideration, if any. The agreement required an advance payment of $11 million in June 2014. The additional $13.0 million is being paid over time as sand is removed from the reserves, with a minimum of $2.0 million paid each year. After repayment of $13.0 million, we will continue to pay contingent consideration for any additional sand we remove, for as long as the sand reserves remain economically viable. We used a discounted cash flow analysis to estimate the present value of the contingent consideration and other liabilities assumed as of the purchase date, using management’s estimates of the volumes and timing of sand extraction. We estimate that the entire obligation will be repaid within 7 - 8 years after acquisition, assuming production of approximately 850,000 tons of wet washed sand per year. The seller can repurchase the land when we determine the property is no longer viable for our sand mining and processing activities.
As part of the agreement, we cancelled an existing tolling agreement whereby we agreed to convert Midwest’s wet washed sand to dry sand as well as an existing supply contract whereby Midwest agreed to supply and deliver wet washed sand. We recorded a $0.7 million loss on settlement of pre-existing agreements as a component of “Other” expense on our Condensed Consolidated Statements of Operations. We estimated the fair values of the terminated agreements using a discounted cash flow analysis.
We retained a third-party expert to assist in determining the volumes and quality of the in-place mineral reserves. With assistance from a third-party valuations expert, we then used this data in our determination of the fair values of identifiable net assets, using the income approach. Our assessment of the fair values of the assets acquired and liabilities assumed as of July 25, 2014 indicates that there was no goodwill associated with the acquisition. We recognized the assets acquired and liabilities assumed based upon the fair values determined on the date of acquisition, using significant inputs that are not observable in the market (i.e., Level 3 inputs). Such values are preliminary and may be revised as we complete our analysis of the fair values of the assets acquired and liabilities assumed, but will be finalized no later than one year from the acquisition date.
Following is a reconciliation of the total consideration to the assets acquired and liabilities assumed as of the acquisition date ($ in thousands):

Consideration:
Cash deposit	$11,000
Present value of purchase obligation	11,226
Present value of contingent consideration	853
Loss on settlement of pre-existing agreements	(689)
Total consideration	$22,390

Assets acquired:
Mineral reserves	$19,381
Other property, plant and equipment	4,403
Non-compete agreement	100
Total assets acquired	23,884
Less liabilities assumed:
Governmental highway improvement obligation	1,128
Asset retirement obligation	227
Accounts payable	139
Net assets acquired	$22,390
In our Condensed Consolidated Balance Sheets, we have classified the non-current portion of the purchase obligation in “Business acquisition obligation, net of current portion.” The governmental highway improvement obligation and the current portion of the purchase obligation are classified as “Accrued liabilities.”
We incurred approximately $60,000 in transaction costs, which were recorded as “Selling, general and administrative expenses” as incurred.
The historical financial information for the assets acquired was impractical to obtain, and inclusion of pro forma information would require us to make estimates and assumptions regarding these assets’ historical financial results that may not be reasonable or accurate. As a result, supplemental pro forma results are not presented. This acquisition is not expected to impact our consolidated revenues. It is impractical to determine net income included in our consolidated statements of operations relating to Midwest since the date of acquisition because Midwest has been fully integrated into our sand segment operations and the operating results. For this reason, the operating results of Midwest cannot be separately identified.
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
Allowance for Doubtful Accounts
The allowance for doubtful accounts was $0.3 million and $0.3 million at September 30, 2014 and December 31, 2013, respectively.

Inventories
Inventories consisted of the following:

	September 30, 2014	December 31, 2013
	($ in thousands)
Refined fuels	$10,123	$15,049
Fuel raw materials and supplies	6,232	12,304
Sand raw materials	64	13
Sand work in process	10,274	9,496
Sand finished goods	6,251	4,458
Total	$32,944	$41,320

Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	September 30, 2014	December 31, 2013
	($ in thousands)
Machinery and equipment (1)	$125,253	$115,629
Buildings and improvements (1)	42,902	31,819
Land and improvements (1)	30,502	20,314
Mineral reserves	30,181	10,800
Construction in progress	40,993	3,405
Capitalized reclamation costs	1,766	1,398
Total cost	271,597	183,365
Accumulated depreciation and depletion	48,615	37,234
Net property, plant and equipment	$222,982	$146,131

(1) Includes assets under capital lease
We recognized $11.6 million and $10.0 million of depreciation and depletion expense for the nine months ended September 30, 2014 and 2013, respectively.
Intangible Assets Other Than Goodwill
Our intangible assets other than goodwill consisted of the following:

	Cost	Accumulated Amortization	Net
	($ in thousands)
September 30, 2014:
Trade names	$46	$20	$26
Customer relationships	43,922	13,516	30,406
Supply and transportation agreements	3,330	1,589	1,741
Non-compete agreement	1,550	514	1,036
Total	$48,848	$15,639	$33,209

December 31, 2013:
Trade names	$46	$17	$29
Customer relationships	43,922	8,187	35,735
Supply and transportation agreements	3,330	887	2,443
Non-compete agreement	1,450	242	1,208
Total	$48,748	$9,333	$39,415

We recognized $6.3 million and $4.4 million of amortization expense for the nine months ended September 30, 2014 and 2013, respectively.
Other Assets, Net
Other assets, net consisted of the following:

	September 30, 2014	December 31, 2013
	($ in thousands)
Prepaid lease assets, net of current portion*	$6,225	$—
Deferred financing costs, net	5,113	3,469
Other	490	347
Total	$11,828	$3,816

*
The cost to transport leased railcars from the manufacturer to our site for initial placement in service is capitalized and amortized over the term of the lease (typically five to seven years). This balance reflects the non-current portion of these capitalized costs.

Accrued Liabilities
Accrued liabilities consisted of the following:

	September 30, 2014	December 31, 2013
	($ in thousands)
Sales, excise, property and income taxes	$5,590	$2,659
Salaries and other employee-related	4,163	2,701
Current portion of business acquisition obligations	3,269	—
Deferred compensation	1,073	6,740
Deferred revenue	127	3,131
Other	7,158	2,043
Total	$21,380	$17,274
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
The following table summarizes these costs for the nine months ended September 30, 2013 (in thousands):

Incentive compensation:
Compensation and payroll-related costs for termination of LTIC plan	$6,512
Incentive compensation and payroll-related costs to other management employees	2,853
Other IPO-related costs	1,601
Total IPO transaction-related costs	$10,966
Secondary Offering
On June 20, 2014, we, our general partner, and Emerge Operating, along with certain selling unitholders named therein (the “Selling Unitholders”) entered into an Underwriting Agreement with underwriters named therein (the “Underwriters”), with respect to the offer and sale (the “Secondary Offering”) by the Selling Unitholders of 3,515,388 common units at a price to the public of $109.06 per common unit ($105.2429 per common unit, net of underwriting discounts and commissions). On June 25, 2014, the Selling Unitholders completed the Secondary Offering. We did not receive any proceeds from the Secondary Offering. Pursuant to the Underwriting Agreement, the Selling Unitholders also granted the Underwriters an option for a period of 30 days to purchase up to an additional 527,307 common units on the same terms, and on July 18, 2014, the Underwriters partially exercised the option to purchase 165,635 common units. Following the closing of this transaction and as of September 30, 2014, Insight Equity held approximately 30% of all of our outstanding common units.
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
Retirement Plan
We sponsor 401(k) plans for substantially all employees, including legacy plans from our predecessor and Direct Fuels.  The plans provide for us to match 100% of the participants’ contributions up to 5% of the participant’s pay.  Additionally, we can make discretionary contributions as deemed appropriate by management.  Our employer contributions to these plans totaled $0.5 million and $0.3 million for the nine months ended September 30, 2014 and 2013, respectively.
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
Our two largest customer balances represented 27% and 15% of our net accounts receivable balance as of September 30, 2014.  Our largest customer also represented 14% of our net accounts receivable balance as of December 31, 2013. No other customer balance exceeded 10% of the total net accounts receivable balance as of September 30, 2014 and December 31, 2013.
One customer represented 12% of total revenues for the nine months ended September 30, 2014, while no customer exceeded 10% of revenues for the nine months ended September 30, 2013.
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

3.              LONG-TERM DEBT
Following is a summary of our long-term debt:

	September 30, 2014	December 31, 2013
	($ in thousands)
Revolving credit facility	$188,964	$93,809
Other notes	65	233
Total debt	189,029	94,042
Less current portion	65	233
Long-term portion	$188,964	$93,809
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

•	LIBOR plus an applicable margin ranging from 2.25% to 3% based on our total leverage ratio;

•	increase the sublimit for the issuance of letters of credit to $30 million;

•	revise financial covenants as discussed below; and

•	extend the maturity date to June 27, 2019.
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

At September 30, 2014, we were in compliance with our loan covenants and had undrawn availability under the Credit Facility totaling $125.0 million.  At September 30, 2014, our outstanding borrowings under the Credit Agreement bore interest at a weighted-average rate of 2.99%.

4.              COMMITMENTS AND CONTINGENCIES
Contractual Obligations
In addition to the contractual obligations and other commitments disclosed in our 2013 Annual Report on Form 10-K, we have entered into significant long-term commitments during the first three quarters of 2014.  The following table presents the remaining minimum contractual obligations for these additional commitments as of September 30, 2014.

	Operating Lease Commitments	Purchase Commitments	Obligation for Acquisition (1)	Capital Lease Obligations
	($ in thousands)
Remainder of 2014	$5,274	$180	$912	$531
2015	24,003	1,200	2,503	800
2016	24,880	1,200	2,423	800
2017	24,198	1,200	2,344	192
2018	22,800	—	2,264	—
Thereafter	39,273	—	4,936	—
Total	$140,428	$3,780	15,382	2,323
Less amount representing interest			3,303	133
Total less interest			$12,079	$2,190

(1)	Represents estimated undiscounted payments, inclusive of expected contingent consideration, based on forecasted volumes.
Environmental Matter
On November 21, 2013, the EPA issued a General Notice Letter and Information Request (“Notice”) under Section 104(e) of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA”), to one of our subsidiaries operating within the Fuel segment.  The Notice provides that the subsidiary may have incurred liability with respect to the Reef Environmental site in Alabama, and requested certain information in accordance with Section 107(a) of CERCLA.  We timely responded to the Notice.  At this time, no specific claim for cost recovery has been made by the EPA (or any other potentially responsible party) against us.  There is uncertainty relating to our share of environmental remediation liability, if any, because our allocable share of wastewater is unknown and the total remediation cost is also unknown.  Consequently, management is unable to estimate the possible loss or range of loss, if any.  We have not recorded a loss contingency accrual as of September 30, 2014 or December 31, 2013.  In the opinion of management, the outcome of such matters will not have a material adverse effect on our financial position, liquidity or results of operations.
5.              RELATED PARTY TRANSACTIONS
Related party transactions included in our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations are summarized in the following table:

	Nine Months Ended September 30,
	2014	2013
	($ in thousands)
Wages and employee-related costs (1)	$19,627	$7,962
Interest expense (2)	$—	$1,915
General and administrative expense reimbursements (3)	$75	$19
Consulting services (4)	$—	$112
Lease expense	$19	$18

	September 30, 2014	December 31, 2013
	($ in thousands)
Accounts receivable	$336	$124
Accounts payable and accrued liabilities	$916	$515

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

6.              EQUITY-BASED COMPENSATION
Effective May 14, 2013, we adopted our 2013 Long-Term Incentive Plan (the “LTIP”) for providing long-term incentives for employees, directors, and consultants who provide services to us.  The plan is administered by a committee subject to oversight by the board of directors of our general partner (the “Board of Directors”).  The committee has delegated authority to: (i) designate participants; (ii) determine types of awards; (iii) determine number of units covered by the award; (iv) determine terms and conditions of awards; (v) determine how and when awards might be settled; and (vi) interpret and administer the plan and take other such actions as might be necessary for the proper administration of the plan.  The LTIP provides for the issuance of an aggregate of up to 2,321,968 common units to be granted either as options, restricted units, phantom units, distribution equivalent rights, unit appreciation rights, unit award, profits interest units, or other unit-based award granted under the plan.  All of our outstanding grants will be settled through issuance of limited partner common units.  Our CEO and our Sand Officer also participate in the LTIP plan.  On May 14, 2013, we granted 530,588 and 265,294 phantom units to our CEO and Sand Officer, respectively.  Half of these phantom units vested after one year, and the remaining half will vest one year later.  The agreements covering the CEO and the Sand Officer entitle them to receive dividends in an amount equal to any distributions to our common unitholders whether or not such phantom units are vested.  Independent director restricted units vest on the following anniversary of our IPO.  For other employees, we assumed a 30-month vesting period for phantom unit grants, which represents management’s estimate of the amount of time until all vesting conditions have been met.  Concurrent with the closing of a secondary offering in June 2014 and the exercise of the underwriters’ over-allotment in July 2014, 90,686 of these phantom units vested and common units were issued. Regarding distributions for independent directors and other employees, distributions are credited to a distribution equivalent rights account for the benefit of each participant and become payable generally within 45 days following the date of vesting.  As of September 30, 2014, the unpaid liability for distribution equivalent rights totaled $0.9 million.
The following table summarizes awards granted during the nine months ended September 30, 2014.

	Total Units	Phantom Units	Restricted Units	Fair Value per Unit at Award Date
Outstanding at December 31, 2013	1,098,235	1,087,648	10,587	$17.00
Granted	6,710	3,815	2,895	118.49
Vested	(499,281)	(488,627)	(10,654)	17.01
Forfeitures	—	—	—	—
Outstanding at September 30, 2014	605,664	602,836	2,828	$18.12

For the nine months ended September 30, 2014 and 2013, we recorded non-cash compensation expense relating to equity-based compensation of $6.7 million and $3.5 million, respectively, in selling, general and administrative expenses.  As of September 30, 2014, the unrecognized compensation expense related to the grants discussed above amounted to $7.1 million to be recognized over a weighted average of 0.79 year.

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
The composition of our provision for income taxes follows:

	Nine Months Ended September 30,
	2014	2013
	($ in thousands)
Federal and state income tax expense for Distributor	$275	$159
Texas margin tax	239	137
Total provision for income taxes	$514	$296

Effective Income Tax Rate
Distributor began operations in May 2013.  For the nine months ended September 30, 2014, Distributor’s effective income tax rate was 35%.  For Distributor, there were no significant differences between book and taxable income.  We are responsible for our portion of the Texas margin tax that is included in our subsidiaries’ consolidated Texas franchise tax returns.  For our operations in Texas, the effective margin tax rate is approximately 0.5% as defined by applicable state law.  The margin tax qualifies as an income tax under GAAP, which requires us to recognize the impact of this tax on the temporary differences between the financial statement assets and liabilities and their tax basis attributable to such tax.
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
Diluted earnings per unit is computed by dividing net income by the weighted-average number of common units outstanding, including participating securities, and increased further to include the number of common units that would have been outstanding had potential dilutive units been exercised.  The dilutive effect of restricted units is reflected in diluted net income per unit by applying the treasury stock method.  Under FASB ASC 260-10-45, Contingently Issuable Shares, 201,080 of our outstanding phantom units are not included in basic or diluted earnings per common unit calculations as of September 30, 2014.  At September 30, 2014, there were no anti-dilutive units outstanding.
Basic and diluted earnings per unit are computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Post-IPO net income (in thousands)	$26,083	$15,404	$64,661	$8,055

Basic earnings per unit:
Weighted average common units outstanding	23,717,985	23,219,680	23,462,937	23,219,680
Weighted average phantom units deemed participating securities	397,941	795,882	591,810	795,882
Total	24,115,926	24,015,562	24,054,747	24,015,562
Earnings per common unit (basic)	$1.08	$0.64	$2.69	$0.34

Diluted earnings per unit:
Weighted average common units outstanding	23,717,985	23,219,680	23,462,937	23,219,680
Weighted average phantom units deemed participating securities	397,941	795,882	591,810	795,882
Weighted average potentially dilutive units outstanding	460	5,627	2,860	5,038
Total	24,116,386	24,021,189	24,057,607	24,020,600
Earnings per common unit (diluted)	$1.08	$0.64	$2.69	$0.34

9.              SEGMENT INFORMATION AND GEOGRAPHICAL DATA
Segment Information
We operate our business through two reportable business segments:

•	Sand - the production and sale of various grades of sand primarily used in the extraction of oil and natural gas and the production of numerous building products and foundry materials.

•	Fuel - the refining of transmix, distribution of finished fuel products, terminal and reclamation activities, and refining of biodiesel.
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
Although not used by management in its performance monitoring activities, asset information is included in the following tables together with financial information concerning our reportable segments for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,
	Sand Segment		Fuel Segment		Corporate		Total
	2014	2013	2014	2013	2014	2013	2014	2013
	($ in thousands)
Revenues	$95,783	$47,451	$200,555	$222,790	$—	$—	$296,338	$270,241
Operating expenses:
Cost of goods sold (excluding depreciation, depletion and amortization)	55,747	25,753	196,019	212,983	—	—	251,766	238,736
Depreciation, depletion and amortization	3,396	2,715	3,017	3,675	8	—	6,421	6,390
Selling, general and administrative expenses	3,904	2,606	1,487	1,701	4,168	3,662	9,559	7,969
IPO transaction-related costs	—	—	—	—	—	44	—	44
Operating income (loss)	$32,736	$16,377	$32	$4,431	$(4,176)	$(3,706)	$28,592	$17,102

	Nine Months Ended September 30,
	Sand Segment		Fuel Segment		Corporate		Total
	2014	2013	2014	2013	2014	2013	2014	2013
	($ in thousands)
Revenues	$237,587	$113,972	$631,105	$513,253	$—	$—	$868,692	$627,225
Operating expenses:
Cost of goods sold (excluding depreciation, depletion and amortization)	146,483	61,192	606,474	491,792	—	—	752,957	552,984
Depreciation, depletion and amortization	8,842	7,672	9,039	6,794	21	—	17,902	14,466
Selling, general and administrative expenses	9,568	6,904	4,276	4,290	13,184	6,202	27,028	17,396
IPO transaction-related costs	—	—	—	—	—	10,966	—	10,966
Operating income (loss)	$72,694	$38,204	$11,316	$10,377	$(13,205)	$(17,168)	$70,805	$31,413

Total assets (at period end)	$255,825	$134,932	$160,076	$173,134	$11,065	$31,933	$426,966	$339,999

Geographical Data
Although we own no long-term assets outside the United States, our Sand segment began selling product in Canada during 2013.  We recognized $13.7 million and $7.8 million of revenues in Canada for the nine months ended September 30, 2014 and 2013, respectively.  All other sales have occurred in the United States.
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
Our Fuel segment utilizes financial hedging arrangements whereby we hedge a portion of our gasoline and diesel inventory, which reduces our commodity price exposure on some of our activities.  The derivative commodity instruments we utilize consist mainly of futures traded on the New York Mercantile Exchange.  As of September 30, 2014 and December 31, 2013, we had 30 and 40 open commodity derivative contracts, respectively, to manage fuel price risk.
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
The fair values of outstanding derivative instruments and their classifications within our Condensed Consolidated Balance Sheets are summarized as follows:

	September 30, 2014	December 31, 2013	Classification
	($ in thousands)
Derivative assets:
Interest rate swaps	$—	$247	Prepaid expenses and other current assets
Commodity derivative contracts	$108	$—	Prepaid expenses and other current assets
Derivative liabilities:
Interest rate swaps	$140	$—	Accrued liabilities
Commodity derivative contracts	$—	$66	Accrued liabilities

The effect of derivative instruments, none of which has been designated for hedge accounting, on our Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013	Classification
	(expense(income), $ in thousands)
Interest rate swaps	$(246)	$—	$387	$—	Interest expense, net
Commodity derivative contracts	(714)	234	(310)	(717)	Cost of goods sold
	$(960)	$234	$77	$(717)

11.       SUPPLEMENTAL CASH FLOW DISCLOSURES
The following supplemental disclosures may assist in the understanding of our Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
	2014	2013
	($ in thousands)
Cash paid for interest	$4,174	$2,836
Cash paid for income taxes, net of refunds	$413	$—
Issuance of common units to acquire Direct Fuels	$—	$53,721
Customer advances offset against accounts receivable	$—	$4,043
Deferred compensation expense	$182	$6,389
Distribution equivalent rights accrued, net of payments	$555	$112
Capitalized reclamation costs	$420	$—
Purchases of PP&E accrued in a prior period and paid in the current period	$1,641	$9,455
Purchases of PP&E included in accounts payable	$3,789	$—

12.       SUBSEQUENT EVENT
On October 23, 2014, the Board of Directors approved a quarterly distribution of $1.38 per common unit.  We will pay $32.7 million on November 14, 2014 to holders of record as of November 6, 2014.  We will also distribute $0.5 million to the CEO and the Sand Officer pursuant to terms of the LTIP.

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
Acquisition of Mineral Reserves
On July 25, 2014, we completed an acquisition of mineral reserves and related assets to help manage the supply and cost of raw sand to our Wisconsin sand processing plants. See Note 1 to our Condensed Consolidated Financial Statements for further information.

Results of Operations
The following table summarizes our consolidated operating results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in thousands)
Revenues	$296,338	$270,241	$868,692	$627,225
Operating expenses:
Cost of goods sold (excluding depreciation, depletion and amortization)	251,766	238,736	752,957	552,984
Depreciation, depletion and amortization	6,421	6,390	17,902	14,466
Selling, general and administrative expenses	9,559	7,969	27,028	17,396
IPO transaction-related costs	—	44	—	10,966
Total operating expenses	267,746	253,139	797,887	595,812
Operating income	28,592	17,102	70,805	31,413
Other expense (income):
Interest expense	1,479	1,645	5,006	9,308
Loss on extinguishment of debt	—	—	—	907
Other	775	(118)	624	(277)
Total other expense	2,254	1,527	5,630	9,938
Income before provision for taxes	26,338	15,575	65,175	21,475
Provision for taxes	255	171	514	296
Net income	$26,083	$15,404	$64,661	$21,179
Adjusted EBITDA (a)	$37,439	$25,971	$95,555	$60,570

(a)         See “Adjusted EBITDA” below for a discussion of Adjusted EBITDA and a reconciliation to net income (loss).
Recent Trends
Major factors impacting comparability between prior and future periods are:

•	substantial growth of our Sand segment through:

•	addition of the Barron dry plant in late 2012, which ramped up its production throughout 2013;

•	development of our distribution and logistics services to better serve our customers through additional transload sites in 2013 and 2014 (currently shipping to 11 transload sites); and

•	construction of new facilities to process sand;

•	the acquisition of mineral reserves and related assets in July 2014 to better manage the cost of raw sand for a portion of our Wisconsin plants’ production;

•	the acquisition of Direct Fuels to substantially increase our Fuel segment in May 2013; and

•	our IPO in May 2013, which brought these two segments together for the first time and allowed us to refinance our debt at more favorable terms going forward.
Previously, we announced the construction of a new facility to process sand located near Independence, Wisconsin.  While we expected this facility to be operational in early 2015, due to a number of complications, including spillover effects of the increasingly challenging legal and permitting environment, we now believe operations will begin in mid-2015.
As discussed in our Annual Report on Form 10-K for the year ended December 31, 2013, railroads must begin purchasing Tier 4 locomotives, which only accept 15 ppm sulfur diesel, starting in 2015.  As a result, the 500 ppm sulfur diesel we currently sell from our transmix processing will be phased out of the locomotive market over time beginning in 2015.  We are currently adopting business practices to accommodate this expected change in product mix.  We believe these business practices will alleviate any material negative impact.

Sand Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in thousands)
Revenues	$95,783	$47,451	$237,587	$113,972
Operating expenses:
Cost of goods sold (excluding depreciation, depletion and amortization)	55,747	25,753	146,483	61,192
Depreciation, depletion and amortization	3,396	2,715	8,842	7,672
Selling, general and administrative expenses	3,904	2,606	9,568	6,904
Operating income	$32,736	$16,377	$72,694	$38,204
Adjusted EBITDA (a)	$36,139	$19,187	$81,560	$45,976

Volume of sand sold (tons in thousands):
Barron, Wisconsin facility	598	344	1,610	821
New Auburn, Wisconsin facility	460	360	1,245	967
Kosse, Texas facility	88	30	218	98
Total volume of sand produced	1,146	734	3,073	1,886

(a)         See “Adjusted EBITDA” below for a discussion of Adjusted EBITDA and a reconciliation to net income (loss).
Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
Revenues
Sand revenues increased by $48.3 million, primarily due to a 56% increase in total volumes sold with the ramp-up of operations at our Barron facility as well as increased capacity and utilization at our New Auburn facility.  We also expanded our logistics and distribution network throughout 2013 and 2014 with the addition of transload facilities in the U.S. and Canada to serve our customers in various shale plays and basins.  We charge higher prices at our transload sites in order to cover the additional costs for transportation from our plants to the transload sites.
The major changes from 2013 to 2014 are as follows:

•	$39.5 million increase for the Barron plant due to:

•	a 74% increase in volumes sold as operations ramped up throughout the year following its opening; and

•	higher sales prices related mainly to sales from transload sites;

•	$6.5 million increase for the New Auburn plant due to a 28% increase in volumes sold as well as an increase in average sales prices; and

•	$2.3 million increase for the Kosse plant due to a 193% increase in volumes sold as well as an increase in average sales prices.
Cost of goods sold (excluding depreciation, depletion and amortization)
Our cost of goods sold consists primarily of direct costs such as purchased sand, transportation to the plant or to transload facilities, and mining and processing costs including plant wages, as well as indirect costs such as plant repairs and maintenance.  All major components of our direct costs increased with our increased production, particularly transportation costs as we expanded our distribution network with new transload sites in 2013 and 2014.  The most significant components of the $30.0 million increase are:

•	$24.9 million increase in rail transportation expense, due mainly to higher rail use charges and railcar lease expense as we expand our shipping operations to transload facilities;

•	$4.4 million increase in the cost of sand purchased from third-party mines and processed and washed sand from proprietary mines, due primarily to increased sales from the Wisconsin plants; and

•	$1.4 million increase in utilities and labor costs, primarily for processing higher volumes of sand in our dry plants.

Selling, general and administrative expense
Increased selling, general and administrative expense is attributable primarily to the addition of new sales and administrative employees as well as additional insurance coverage and property taxes for our expanded operations.
Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
Revenues
Sand revenues increased by $123.6 million, primarily due to a 63% increase in total volumes sold with the ramp-up of operations at our Barron facility as well as increased capacity at our New Auburn facility.  We also expanded our logistics and distribution network throughout 2013 and 2014 with the addition of transload facilities in the U.S. and Canada to serve our customers in various shale plays and basins.  We charge higher prices at our transload sites in order to cover the additional costs for transportation from our plants to the transload sites.
The major changes from 2013 to 2014 are as follows:

•	$102.2 million increase for the Barron plant due to:

•	a 96% increase in volumes sold as operations ramped up throughout the year following its opening; and

•	higher sales prices related to sales from transload sites;

•	$16.7 million increase for the New Auburn plant due to:

•	a 29% increase in volumes, partially due to a production capacity increase with the installation of an additional screen deck in 2013; and

•	an increase in average sales prices; and

•	$4.8 million increase for the Kosse plant due to a 122% increase in volumes sold as well as a slight increase in average sales prices.
Cost of goods sold (excluding depreciation, depletion and amortization)
Our cost of goods sold consists primarily of direct costs such as purchased sand, transportation to the plant or to transload facilities, and mining and processing costs including plant wages, as well as indirect costs such as plant repairs and maintenance.  All major components of our direct costs increased with our increased production, particularly transportation costs as we expanded our distribution network with new transload sites in 2013.  The most significant components of the $85.3 million increase are:

•	$63.0 million increase in rail transportation expense, due mainly to higher rail use charges and railcar lease expense as we expand our shipping operations to transload facilities;

•	$15.7 million increase in the cost of sand purchased from third-party mines and processed and washed sand from proprietary mines, due primarily to increased production at the Wisconsin plants; and

•	$2.2 million increase in utilities costs, primarily for processing higher volumes of sand in our dry plants; and

•	$1.7 million increase in labor to process higher volumes of sand in our dry plants.
Depreciation, depletion and amortization
The $1.2 million increase in depreciation, depletion and amortization is due primarily to administrative assets, the New Auburn plant capacity expansion in 2013 and depletion of sand reserves acquired in July 2014.
Selling, general and administrative expense
Increased selling, general and administrative expense is attributable primarily to the addition of new sales and administrative employees as well as additional insurance coverage and property taxes for our expanded operations.

Fuel Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in thousands)
Revenues	$200,555	$222,790	$631,105	$513,253
Operating expenses:
Cost of goods sold (excluding depreciation, depletion and amortization)	196,019	212,983	606,474	491,792
Depreciation, depletion and amortization	3,017	3,675	9,039	6,794
Selling, general and administrative expenses	1,487	1,701	4,276	4,290
Operating income	$32	$4,431	$11,316	$10,377
Adjusted EBITDA (a)	$3,072	$8,146	$20,453	$17,275

Volume of refined fuels sold (gallons in thousands)	67,421	69,645	206,163	161,071
Volume of terminal throughput (gallons in thousands)	51,515	60,788	157,940	151,451
Volume of transmix refined (gallons in thousands)	28,082	34,909	91,777	59,392
Refined transmix as a percent of total refined fuels sold	41.7%	50.1%	44.5%	36.9%

(a)         See “Adjusted EBITDA” below for a discussion of Adjusted EBITDA and a reconciliation to net income (loss).
Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
Revenues
The major components of the $22.2 million decrease in Fuel segment revenues are:

•	$16.4 million decrease due to lower average fuel sales prices; and

•	$6.7 million decrease for lower volumes of fuel sold; offset by

•	$1.1 million increase in excise and other transaction taxes.
Cost of goods sold (excluding depreciation, depletion and amortization)
Our cost of goods sold consists primarily of direct costs associated with the purchase of refined fuels, transmix feedstock, plant labor and burden, and costs to operate our transmix and terminal facilities.  The primary components of the $17.0 million decrease in costs of goods old are:

•	$11.5 million decrease for lower average fuel purchase prices; and

•	$6.3 million decrease for lower volumes of fuel sold; offset by

•	$1.1 million increase in excise and other transaction taxes.
Depreciation, depletion and amortization
Depreciation, depletion and amortization decreased $0.7 million due primarily to full amortization of certain short-term intangible assets acquired in May 2013.
Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
Revenues
Our Fuel segment revenues increased $117.9 million, primarily due to $129.3 million incremental revenues attributable to including a full nine months of revenues for Direct Fuels in 2014 versus 4.5 months in 2013. The primary differences for total Fuel segment revenues (including Direct Fuels) are:

•	$132.3 million increased revenues for higher fuel sales volumes; and

•	$2.6 million increase in excise and other transaction taxes; offset by

•	$16.9 million decrease for an average fuel sales price decrease.

Cost of goods sold (excluding depreciation, depletion and amortization)
Our cost of goods sold consists primarily of direct costs associated with the purchase of refined fuels, transmix feedstock, plant labor and burden, and costs to operate our transmix and terminal facilities.  Our cost of goods sold increased $114.7 million mainly due to $124.1 million incremental costs associated with Direct Fuels, resulting from a full nine months of expense in 2014 versus 4.5 months in 2013.  The primary differences for our total Fuel segment (including Direct Fuels) are:

•	$125.0 million increased costs for higher fuel sales volumes; and

•	$2.6 million increase in excise and other transaction taxes; offset by

•	$14.4 million decrease for an average fuel purchase price decrease.
Depreciation, depletion and amortization
Depreciation, depletion and amortization increased $2.2 million for our acquisition of Direct Fuels in May 2013.
Corporate

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in thousands)
Depreciation, depletion and amortization	$8	$—	$21	$—
Selling, general and administrative expenses	4,168	3,662	13,184	6,202
IPO transaction-related costs	—	44	—	10,966
Operating income (loss)	(4,176)	(3,706)	(13,205)	(17,168)
Other expense (income):
Interest expense, net	1,479	1,645	5,006	9,308
Loss on extinguishment of debt	—	—	—	907
Other	775	(118)	624	(277)
Income (loss) before provision for taxes	(6,430)	(5,233)	(18,835)	(27,106)
Provision for income taxes	255	171	514	296
Unallocated corporate income (loss)	$(6,685)	$(5,404)	$(19,349)	$(27,402)
Adjusted EBITDA (a)	$(1,772)	$(1,362)	$(6,458)	$(2,681)

(a)         See “Adjusted EBITDA” below for a discussion of Adjusted EBITDA and a reconciliation to net income (loss).
Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
Selling, general and administrative expenses
The $0.5 million increase in corporate selling, general and administrative expenses relates to various professional fees, salaries and other related costs necessary to manage our newly combined business and provide the incremental services necessary for a publicly traded partnership (such as compliance with requirements of the U.S. Securities and Exchange Commission, the Sarbanes-Oxley Act of 2002 and the New York Stock Exchange, additional insurance coverage and director fees).
Other
In July 2014, we recorded a $0.7 million loss on settlement of a pre-existing sand supply agreement related to a business combination. See Note 1 to our Condensed Consolidated Financial Statements for further information.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
Selling, general and administrative expenses
The largest single component of the $7.0 million increase in corporate selling, general and administrative expenses is the $3.2 million increase in equity-based compensation.  The remaining increase is primarily for various professional fees, salaries and other related costs necessary to manage our newly combined business and provide the incremental services necessary for a publicly traded partnership (such as compliance with requirements of the U.S. Securities and Exchange Commission, the Sarbanes-Oxley Act of 2002 and the New York Stock Exchange, additional insurance coverage and director fees) beginning in May 2013.

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
Cash Flow Summary
The table below summarizes our cash flows.

	Nine Months Ended September 30,
	2014	2013
	($ in thousands)
Cash flows from operating activities	$61,286	$39,492
Cash flows from investing activities	$(69,380)	$(35,271)
Cash flows from financing activities	$9,288	$16,670
Cash and cash equivalents at beginning of period	$2,167	$1,467
Cash and cash equivalents at end of period	$3,361	$22,358
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
Investing cash flows
Capital expenditures increased significantly, particularly for construction of sand processing facilities. We expect to incur approximately $17 million in the remainder of 2014 for planned capital expansion projects.  In June 2014, we made an $11 million deposit for a business acquisition that was finalized in July 2014. See Note 1 to the Condensed Consolidated Financial Statements for further discussion of this acquisition.
Financing cash flows
The main categories of our financing cash flows can be summarized as follows:

	Nine Months Ended September 30,
	2014	2013
	($ in thousands)
Non-recurring:
Proceeds from IPO, net of offering costs	$—	$116,220
Distribution to Direct Fuels' owners	—	(11,500)
Recurring:
Net debt proceeds (payments)	94,986	(52,971)
Distributions to owners	(79,711)	(28,514)
Other	(5,987)	(6,565)
Total	$9,288	$16,670

Contractual Obligations
In addition to the contractual obligations and other commitments disclosed in our 2013 Annual Report on Form 10-K, we have entered into significant long-term contracts for a business acquisition, railcar leases, purchases of services and a capital lease during the first three quarters of 2014.  The following table presents the remaining minimum contractual obligations for these additional commitments as of September 30, 2014.

	Operating Lease Commitments	Purchase Commitments	Obligation for Acquisition (1)	Capital Lease Obligations
	($ in thousands)
Remainder of 2014	$5,274	$180	$912	$531
2015	24,003	1,200	2,503	800
2016	24,880	1,200	2,423	800
2017	24,198	1,200	2,344	192
2018	22,800	—	2,264	—
Thereafter	39,273	—	4,936	—
Total	$140,428	$3,780	$15,382	$2,323

(1)	Represents estimated undiscounted payments, inclusive of expected contingent consideration, based on forecasted volumes.

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

Reconciliation of Net Income (Loss) to Adjusted EBITDA
The following tables present a reconciliation of net income (loss) to Adjusted EBITDA for each segment, corporate, and in total.

	Three Months Ended September 30,
	Sand Segment		Fuel Segment		Corporate		Total
	2014	2013	2014	2013	2014	2013	2014	2013
	($ in thousands)
Net income (loss)	$32,736	$16,377	$32	$4,431	$(6,685)	$(5,404)	$26,083	$15,404
Interest expense, net	—	—	—	—	1,479	1,645	1,479	1,645
Loss on extinguishment of debt	—	—	—	—	—	—	—	—
Other (income) loss	—	—	—	—	775	(118)	775	(118)
Provision for income taxes	—	—	—	—	255	171	255	171
Operating income (loss)	32,736	16,377	32	4,431	(4,176)	(3,706)	28,592	17,102
Depreciation, depletion and amortization	3,396	2,715	3,017	3,675	8	—	6,421	6,390
IPO transaction-related costs	—	—	—	—	—	44	—	44
Equity-based compensation expense	—	—	—	—	2,396	2,300	2,396	2,300
Loss (gain) on disposal of equipment	—	(4)	(15)	—	—	—	(15)	(4)
Provision for doubtful accounts	—	96	38	40	—	—	38	136
Accretion of asset retirement obligation	7	3	—	—	—	—	7	3
Adjusted EBITDA	$36,139	$19,187	$3,072	$8,146	$(1,772)	$(1,362)	$37,439	$25,971

	Nine Months Ended September 30,
	Sand Segment		Fuel Segment		Corporate		Total
	2014	2013	2014	2013	2014	2013	2014	2013
	($ in thousands)
Net income (loss)	$72,694	$38,204	$11,316	$10,377	$(19,349)	$(27,402)	$64,661	$21,179
Interest expense, net	—	—	—	—	5,006	9,308	5,006	9,308
Loss on extinguishment of debt	—	—	—	—	—	907	—	907
Other (income) loss	—	—	—	—	624	(277)	624	(277)
Provision for income taxes	—	—	—	—	514	296	514	296
Operating income (loss)	72,694	38,204	11,316	10,377	(13,205)	(17,168)	70,805	31,413
Depreciation, depletion and amortization	8,842	7,672	9,039	6,794	21	—	17,902	14,466
IPO transaction-related costs	—	—	—	—	—	10,966	—	10,966
Equity-based compensation expense	—	—	—	—	6,726	3,521	6,726	3,521
Loss on disposal of equipment	19	1	(15)	—	—	—	4	1
Provision for doubtful accounts	(12)	96	113	104	—		101	200
Accretion of asset retirement obligation	17	3	—	—	—	—	17	3
Adjusted EBITDA	$81,560	$45,976	$20,453	$17,275	$(6,458)	$(2,681)	$95,555	$60,570

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information about market risks for the nine months ended September 30, 2014, does not differ materially from that discussed under Item 7A of our Annual Report on Form 10-K for 2013.
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

10.1
Second Amendment to Employment Letter, dated August 5, 2014, between Emerge Energy Services GP LLC and Robert Lane (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 11, 2014).

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

95.1*	Mine Safety Disclosure Exhibit.

101*	Interactive Data Files - XBRL.

*    Filed herewith (or furnished in the case of Exhibits 32.1 and 32.2).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 7, 2014

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

10.1
Second Amendment to Employment Letter, dated August 5, 2014, between Emerge Energy Services GP LLC and Robert Lane (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 11, 2014).

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

95.1*	Mine Safety Disclosure Exhibit.

101*	Interactive Data Files - XBRL.

*    Filed herewith (or furnished in the case of Exhibits 32.1 and 32.2).