Form 10-Q
period 2015-03-31
Emerge Energy Services LP
filed 2015-05-08
CIK 1555177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

As of May 1, 2015, 23,718,961 common units were outstanding.

FORWARD-LOOKING STATEMENTS
Certain statements and information in this Quarterly Report on Form 10-Q may constitute “forward-looking statements.”  The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature.  These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us.  While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate.  All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions.  Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections.  Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	failure to secure or maintain contracts with our largest customers, or non-performance of any of those customers under the applicable contract;

•	competitive conditions in our industry;

•	the amount of frac sand we are able to excavate and process, which could be adversely affected by, among other things, operating difficulties and unusual or unfavorable geologic conditions;

•	the volume of frac sand we are able to sell;

•	the price at which we are able to sell frac sand;

•	changes in the long-term supply of and demand for oil and natural gas;

•	volatility of fuel prices;

•	unanticipated ground, grade or water conditions at our sand mines;

•	actions taken by our customers, competitors and third-party operators;

•	our ability to complete growth projects on time and on budget;

•	increasing costs and minimum contractual obligations relating to our transportation services and infrastructure;

•	inclement or hazardous weather conditions, including flooding, and the physical impacts of climate change;

•	environmental hazards;

•	industrial accidents;

•	changes in laws and regulations (or the interpretation thereof) related to the mining and hydraulic fracturing industries, silica dust exposure or the environment;

•	inability to acquire or maintain necessary permits or mining or water rights;

•	facility shutdowns in response to environmental regulatory actions;

•	inability to obtain necessary production equipment or replacement parts;

•	reduction in the amount of water available for processing;

•	technical difficulties or failures;

•	labor disputes and disputes with our excavation contractor;

•	late delivery of supplies;

•	difficulty collecting receivables;

•	inability of our customers to take delivery of our products;

•	changes in the price and availability of transportation;

•	fires, explosions or other accidents;

•	pit wall failures or rock falls;

•	the effects of future litigation; and

•
other factors discussed in this Quarterly Report on Form 10-Q and the detailed factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

When considering forward-looking statements, you should keep in mind the known material risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2014 in “Risk Factors” and in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether because of new information, future events or otherwise.

PART I                                           FINANCIAL INFORMATION

ITEM 1.                                      FINANCIAL STATEMENTS

EMERGE ENERGY SERVICES LP
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands, except unit data)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$6,484	$6,876
Trade and other receivables, net	67,239	75,708
Inventories	30,326	32,278
Prepaid expenses and other current assets	12,718	9,262
Total current assets	116,767	124,124

Property, plant and equipment, net	231,245	238,657
Intangible assets, net	29,421	31,158
Goodwill	29,264	29,264
Other assets, net	12,503	8,924
Total assets	$419,200	$432,127

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$21,999	$21,341
Accrued liabilities	20,073	24,411
Current portion of long-term debt	—	53
Current portion of capital lease liability	598	930
Total current liabilities	42,670	46,735

Long-term debt, net of current portion	231,488	217,023
Business acquisition obligation, net of current portion	9,973	10,737
Capital lease liability, net of current portion	—	57
Asset retirement obligations	2,405	2,386
Total liabilities	286,536	276,938

Commitments and contingencies
Partners’ equity:
General partner	—	—
Limited partner common units (issued and outstanding 23,718,961 units as of March 31, 2015 and December 31, 2014)	132,664	155,189
Total partners’ equity	132,664	155,189
Total liabilities and partners’ equity	$419,200	$432,127

See accompanying notes to unaudited condensed consolidated financial statements.

EMERGE ENERGY SERVICES LP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except unit and per unit data)

	Three Months Ended March 31,
	2015	2014
Revenues (1)	$203,961	$274,081
Operating expenses:
Cost of goods sold (excluding depreciation, depletion and amortization) (1)	168,330	239,796
Depreciation, depletion and amortization	6,440	5,770
Selling, general and administrative expenses	9,603	8,475
Write-off of assets	6,719	—
Total operating expenses	191,092	254,041
Operating income	12,869	20,040

Other expense (income):
Interest expense, net	3,129	1,584
Other	(29)	(119)
Total other expense	3,100	1,465
Income before provision for income taxes	9,769	18,575
Provision for income taxes	278	89
Net income	$9,491	$18,486

Earnings per common unit (basic) (2)	$0.39	$0.77
Earnings per common unit (diluted) (2)	$0.39	$0.77

Weighted average number of common units outstanding including participating securities (basic) (2)	24,128,009	24,015,562
Weighted average number of common units outstanding (diluted) (2)	24,130,565	24,025,226

(1) Fuel revenues and cost of goods sold include excise taxes and similar taxes:	$11,795	$11,905
(2) See Note 8.

See accompanying notes to unaudited condensed consolidated financial statements.

EMERGE ENERGY SERVICES LP
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY
($ in thousands)

	Limited Partner Common Units	General Partner (non-economic interest)	Total Partners’ Equity
Balance at December 31, 2014	$155,189	$—	$155,189
Net income	9,491	—	9,491
Equity-based compensation expense	2,292	—	2,292
Distributions paid	(34,020)	—	(34,020)
Distribution equivalent rights accrued	(288)	—	(288)
Balance at March 31, 2015	$132,664	$—	$132,664

See accompanying notes to unaudited condensed consolidated financial statements.

EMERGE ENERGY SERVICES LP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$9,491	$18,486
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	6,440	5,770
Equity-based compensation expense	2,292	2,137
Write-off of assets	6,719	—
Provision for doubtful accounts	38	32
Loss on disposal of assets	8	—
Amortization of debt discount/premium and deferred financing costs	266	225
Unrealized loss on derivative instruments	384	135
Other non-cash	19	—
Changes in operating assets and liabilities, net of business acquired:
Restricted cash and equivalents	—	2
Accounts receivable	8,574	(18,163)
Inventories	1,952	14,607
Prepaid expenses and other current assets	(3,456)	(1,786)
Accounts payable and accrued liabilities	13	(1,801)
Other assets	(3,578)	(4)
Net cash provided by operating activities	29,162	19,640

Cash flows from investing activities:
Purchases of property, plant and equipment	(8,940)	(6,122)
Collection of notes receivable	3	3
Net cash used in investing activities	(8,937)	(6,119)

Cash flows from financing activities:
Proceeds from line of credit borrowings	63,800	47,700
Repayment of line of credit borrowings	(49,600)	(33,803)
Repayment of other long-term debt	(53)	(105)
Distributions to unitholders	(34,020)	(24,016)
Payment of business acquisition obligation	(404)	—
Payments on capital lease obligation	(340)	(177)
Payment of financing costs	—	(79)
Net cash used in financing activities	(20,617)	(10,480)

Cash and cash equivalents:
Net increase (decrease)	(392)	3,041
Balance at beginning of period	6,876	2,167
Balance at end of period	$6,484	$5,208

See accompanying notes to unaudited condensed consolidated financial statements.

EMERGE ENERGY SERVICES LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.              ORGANIZATION AND BASIS OF PRESENTATION
Organization
Emerge Energy Services LP (“Emerge”) is a Delaware limited partnership that completed its initial public offering (“IPO”) on May 14, 2013 to become a publicly traded partnership.  The combined entities of Superior Silica Sands LLC (“SSS”), a Texas limited liability company, Allied Energy Company LLC (“AEC”), an Alabama limited liability company, and Emerge Energy Services Operating LLC (“Emerge Operating”), a Delaware limited liability company, represent the predecessor for accounting purposes (the “Predecessor”) of Emerge.  Emerge acquired Direct Fuels LLC (“Direct Fuels”) in a business combination concurrent with the IPO on May 14, 2013,
References to the “Partnership,” “we,” “our” or “us” when used for dates or periods ended prior to the IPO, refer collectively to the Predecessor.  References to the “Partnership,” “we,” “our” or “us” when used for dates or periods ended on or after the IPO, refer collectively to Emerge and all of its subsidiaries, including Direct Fuels.
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
Secondary Offering
On June 20, 2014, we and our general partner, along with certain selling unitholders named therein (the “Selling Unitholders”) entered into an Underwriting Agreement with underwriters named therein (the “Underwriters”), with respect to the offer and sale (the “Secondary Offering”) by the Selling Unitholders of 3,515,388 common units at a price to the public of $109.06 per common unit ($105.2429 per common unit, net of underwriting discounts and commissions). On June 25, 2014, the Selling Unitholders completed the Secondary Offering. We did not receive any proceeds from the Secondary Offering. Pursuant to the Underwriting Agreement, the Selling Unitholders also granted the Underwriters an option for a period of 30 days to purchase up to an additional 527,307 common units on the same terms, and on July 18, 2014, the Underwriters partially exercised the option to purchase 165,635 common units. Following the closing of this transaction and as of March 31, 2015, Insight Equity Management Company LLC and its affiliated investment funds and its controlling equity owners (collectively “Insight Equity”) held approximately 30% of all of our outstanding common units.
Basis of Presentation and Consolidation
These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of all of our subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
Acquisition from Midwest
On July 25, 2014, we acquired certain assets and obligations of Midwest Frac and Sands LLC (“Midwest”) in order to expand access to high quality sand reserves near our Wisconsin processing plants, improve earnings, and exert greater control over our sand feedstock supply. Midwest operated a sand mine and wet wash facility in Barron County, Wisconsin. The assets include, but are not limited to, mineral reserves, real estate, buildings, land improvements, wet wash processing and conveying equipment, fixtures and office equipment, permits, and a non-compete agreement with the seller. The liabilities assumed include accounts payable and a local government highway repair and maintenance agreement. We have accounted for the acquisition as a business combination under Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 805, Business Combinations.

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
Allowance for Doubtful Accounts
The allowance for doubtful accounts was $0.5 million and $0.4 million at March 31, 2015 and December 31, 2014, respectively.
Inventories
Inventories consisted of the following:

	March 31, 2015	December 31, 2014
	($ in thousands)
Sand finished goods	$12,782	$7,582
Refined fuels	7,452	8,031
Sand work in process	5,271	14,413
Fuel raw materials and supplies	4,724	2,157
Sand raw materials and supplies	97	95
Total	$30,326	$32,278

Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	March 31, 2015	December 31, 2014
	($ in thousands)
Machinery and equipment (1)	$146,825	$146,951
Buildings and improvements (1)	51,027	51,027
Land and improvements (1)	37,461	37,461
Mineral reserves	30,181	30,181
Construction in progress	21,589	24,172
Capitalized reclamation costs	2,332	2,332
Total cost	289,415	292,124
Accumulated depreciation and depletion	58,170	53,467
Net property, plant and equipment	$231,245	$238,657
(1) Includes assets under capital lease
We recognized $4.7 million and $3.7 million of depreciation and depletion expense for the three months ended March 31, 2015 and 2014, respectively.

Intangible Assets Other Than Goodwill
Our intangible assets other than goodwill consisted of the following:

	Cost	Accumulated Amortization	Net
	($ in thousands)
March 31, 2015:
Trade names	$46	$21	$25
Customer relationships	43,922	16,788	27,134
Supply and transportation agreements	3,330	1,917	1,413
Non-compete agreement	1,550	701	849
Total	$48,848	$19,427	$29,421

December 31, 2014:
Trade names	$46	$20	$26
Customer relationships	43,922	15,293	28,629
Supply and transportation agreements	3,330	1,769	1,561
Non-compete agreement	1,550	608	942
Total	$48,848	$17,690	$31,158
We recognized $1.7 million and $2.1 million of amortization expense for the three months ended March 31, 2015 and 2014, respectively.
Other Assets, Net
Other assets, net consisted of the following:

	March 31, 2015	December 31, 2014
	($ in thousands)
Prepaid lease assets, net of current portion*	$11,808	$8,333
Other	695	591
Total	$12,503	$8,924

*
The cost to transport leased railcars from the manufacturer to our site for initial placement in service is capitalized and amortized over the term of the lease (typically five to seven years). This balance reflects the non-current portion of these capitalized costs.

Accrued Liabilities
Accrued liabilities consisted of the following:

	March 31, 2015	December 31, 2014
	($ in thousands)
Sales, excise, property and income taxes	$4,750	$5,002
Logistics	2,876	3,185
Current portion of business acquisition obligations	2,830	2,702
Sand purchases and royalties	1,847	659
Salaries and other employee-related	1,817	4,048
Deferred compensation	1,628	1,341
Derivative contract liability	806	422
Construction	124	3,379
Other	3,395	3,673
Total	$20,073	$24,411

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
Write-Off of Assets
In 2014, we began development of sand processing facilities in Independence, Wisconsin.  Due to a number of complications, including an increase in projected operating costs and a decline in the market price and demand for frac sand in early 2015, we determined that this project was no longer economically viable.  As of March 31, 2015, we have recorded a $6.7 million charge to earnings for non-recoverable costs incurred for this project to-date, including items such as engineering, legal and other professional service fees, and site preparation costs - none of which have any salvage value.  We may adjust this estimate in the future as certain contingencies are resolved, but we do not expect any such adjustments to be significant.
Management committed to a plan to discontinue this project in April 2015. In accordance with FASB ASC 420, Exit or Disposal Cost Obligations, any contract termination charges and estimated values of continuing contractual obligations for which we will receive no future value will be recognized as a charge to earnings as of the contract termination date or cease-use date. We currently estimate these contract charges will be approximately $2 million, the majority of which should be recognized in the second quarter of 2015.
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
Retirement Plan
We sponsor a 401(k) plan for substantially all employees that provides for us to match 100% of participant contributions up to 5% of the participant’s pay.  Additionally, we can make discretionary contributions as deemed appropriate by management.  Our employer contributions to these plans totaled $0.3 million and $0.2 million for the three months ended March 31, 2015 and 2014, respectively.
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
Our three largest customer balances represented 20%, 14% and 12% of our net accounts receivable balance as of March 31, 2015.  Our two largest customers also represented 24% and 15% of our net accounts receivable balance as of December 31, 2014. No other customer balance exceeded 10% of the total net accounts receivable balance as of March 31, 2015 and December 31, 2014.
One customer represented 13% of total revenues for the three months ended March 31, 2015, while a different customer represented 12% of revenues for the three months ended March 31, 2014.

Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual periods beginning after December 15, 2016 and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. On April 2, 2015, the FASB voted to defer, by one year, the effective date to annual reporting periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date. We are evaluating the effect of adopting this new accounting guidance but do not expect adoption will have a material impact on our financial position, results of operations or cash flows.
In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest, to modify the presentation of debt issuance costs. Under ASU 2015-03 debt issuance costs are required to be presented as a direct deduction of debt balances on the statement of financial position, similar to the presentation of debt discounts. ASU 2015-03 is effective for public companies for years beginning after December 15, 2015, and interim periods within those fiscal periods. For all other entities, ASU 2015-03 is effective for years beginning after December 15, 2015 and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for financial statements that have not already been issued. Additionally, the provisions should be applied on a retrospective basis as a change in accounting principle. We have elected to adopt ASU 2015-03 as of March 31, 2015. The adoption of this new accounting guidance resulted in a reclassification of deferred financing costs from “Other assets, net” to “Long-term debt, net of current portion” on our condensed consolidated balance sheets for the current and all prior periods. There was no impact on our results of operations or cash flows.
3.              LONG-TERM DEBT
Following is a summary of our long-term debt:

	March 31, 2015	December 31, 2014
	($ in thousands)
Revolving credit facility:
Principal	$236,064	$221,864
Deferred financing costs	(4,576)	(4,841)
Other notes	—	53
Total debt	231,488	217,076
Less current portion	—	53
Long-term portion	$231,488	$217,023
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

•
a total leverage ratio (as defined in the Credit Agreement) of not greater than 3.00 to 1.00.  On April 6, 2015, we entered into an amendment to the Credit Agreement that increased this leverage ratio to 3.50 to 1.00.

At March 31, 2015, we were in compliance with our loan covenants and had undrawn availability under the Credit Facility totaling $105.7 million.  At March 31, 2015, our outstanding borrowings under the Credit Agreement bore interest at a weighted-average rate of 3.03%.
4.              COMMITMENTS AND CONTINGENCIES
Contractual Obligations
In addition to the contractual obligations and other commitments disclosed in our 2014 Annual Report on Form 10-K, we have entered into significant long-term transload services agreements during the first quarter of 2015.  The following table presents the remaining minimum contractual obligations for these additional commitments as of March 31, 2015.

($ in thousands)
Remainder of 2015	$1,606
2016	6,050
2017	6,070
2018	1,471
2019	1,072
Thereafter	5,688
Total	$21,957
Environmental Matter
On November 21, 2013, the EPA issued a General Notice Letter and Information Request (“Notice”) under Section 104(e) of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA”), to one of our subsidiaries operating within the Fuel segment.  The Notice provides that the subsidiary may have incurred liability with respect to the Reef Environmental site in Alabama, and requested certain information in accordance with Section 107(a) of CERCLA.  We timely responded to the Notice.  At this time, no specific claim for cost recovery has been made by the EPA (or any other potentially responsible party) against us.  There is uncertainty relating to our share of environmental remediation liability, if any, because our allocable share of wastewater is unknown and the total remediation cost is also unknown.  Consequently, management is unable to estimate the possible loss or range of loss, if any.  We have not recorded a loss contingency accrual as of March 31, 2015 or December 31, 2014.  In the opinion of management, the outcome of such matters will not have a material adverse effect on our financial position, liquidity or results of operations.
5.              RELATED PARTY TRANSACTIONS
Related party transactions included in our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations are summarized in the following table:

	Three Months Ended March 31,
	2015	2014
	($ in thousands)
Wages and employee-related costs (1)	$8,754	$7,627
Lease expense	$6	$6

	March 31, 2015	December 31, 2014
	($ in thousands)
Accounts receivable	$327	$181
Accounts payable and accrued liabilities	$1,095	$704

(1)
We do not have any employees.  Our general partner manages our human resource assets, including fringe benefits and other employee-related charges.  We routinely and regularly reimburse our general partner for any employee-related costs paid on our behalf, and report such costs as operating expenses.

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
On May 14, 2013, we granted 530,588 and 265,294 phantom units to our CEO and Sand Officer, respectively.  Half of these phantom units vested after one year, and the remaining half will vest one year later. The agreements covering the CEO and the Sand Officer entitle them to receive dividends in an amount equal to any distributions to our common unitholders whether or not such phantom units are vested. For other employees granted phantom units in 2013, we assumed a 30-month vesting period for phantom unit grants, which represents management’s estimate of the amount of time until all vesting conditions have been met. Concurrent with the closing of a secondary offering in June 2014 and the exercise of the underwriters’ over-allotment in July 2014, 90,686 of these phantom units vested and common units were issued. Restricted units are awarded to our independent directors on each anniversary of our IPO, each with a vesting period of one year.  Regarding distributions for independent directors and other employees, distributions are credited to a distribution equivalent rights account for the benefit of each participant and become payable generally within 45 days following the date of vesting.  As of March 31, 2015, the unpaid liability for distribution equivalent rights totaled $1.5 million.
The following table summarizes awards granted during the three months ended March 31, 2015.

	Total Units	Phantom Units	Restricted Units	Fair Value per Unit at Award Date
Outstanding at December 31, 2014	605,664	602,836	2,828	$18.12
Granted	9,442	9,200	242	53.94
Vested	—	—	—	—
Forfeitures	—	—	—	—
Outstanding at March 31, 2015	615,106	612,036	3,070	$18.67

For the three months ended March 31, 2015 and 2014, we recorded non-cash compensation expense relating to equity-based compensation of $2.3 million and $2.1 million, respectively, in selling, general and administrative expenses.  As of March 31, 2015, the unrecognized compensation expense related to the grants discussed above amounted to $2.8 million to be recognized over a weighted average of 0.33 year.
7.              INCOME TAXES
Provision for Income Taxes
Our provision for income taxes relates to: (i) Texas margin taxes for the Partnership and for Emerge Energy Distributors Inc. (“Distributor”), (ii) federal and state income taxes for Distributor, and (iii) an insignificant amount of Canadian income taxes on SSS earnings in Canada (most of our earnings are exempted under a U.S/Canada tax treaty).  For federal income tax purposes, we report our income, expenses, gains, and losses as a partnership not subject to income taxes.  As such, each partner is responsible for his or her share of federal and state income tax.  Net earnings for financial statement purposes may differ significantly from taxable income reportable to each partner because of differences between the tax basis and financial reporting basis of assets and liabilities. Distributor reports its income, expenses, gains, and losses as a corporation and is subject to both federal and state income taxes.
The composition of our provision for income taxes follows:

	Three Months Ended March 31,
	2015	2014
	($ in thousands)
Federal and state income tax expense for Distributor	$97	$61
Texas margin tax	172	28
Canadian income tax	9	—
Total provision for income taxes	$278	$89

Effective Income Tax Rate
Distributor began operations in May 2013.  For the three months ended March 31, 2015, Distributor’s effective income tax rate was 35%.  For Distributor, there were no significant differences between book and taxable income.  We are responsible for our portion of the Texas margin tax that is included in our subsidiaries’ consolidated Texas franchise tax returns.  For our operations in Texas, the effective margin tax rate is approximately 0.5% as defined by applicable state law.  The margin tax qualifies as an income tax under GAAP, which requires us to recognize the impact of this tax on the temporary differences between the financial statement assets and liabilities and their tax basis attributable to such tax.
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
Diluted earnings per unit is computed by dividing net income by the weighted-average number of common units outstanding, including participating securities, and increased further to include the number of common units that would have been outstanding had potential dilutive units been exercised.  The dilutive effect of restricted units is reflected in diluted net income per unit by applying the treasury stock method.  Under FASB ASC 260-10-45, Contingently Issuable Shares, 201,080 of our outstanding phantom units are not included in basic or diluted earnings per common unit calculations as of March 31, 2015.  At March 31, 2015, there were no anti-dilutive units outstanding.
Basic and diluted earnings per unit are computed as follows:

	Three Months Ended March 31,
	2015	2014
	($ in thousands, except per unit data)
Net Income	$9,491	$18,486

Basic earnings per unit:
Weighted average common units outstanding	23,718,961	23,219,680
Weighted average phantom units deemed participating securities	409,048	795,882
Total	24,128,009	24,015,562
Earnings per common unit (basic)	$0.39	$0.77

Diluted earnings per unit:
Weighted average common units outstanding	23,718,961	23,219,680
Weighted average phantom units deemed participating securities	409,048	795,882
Weighted average potentially dilutive units outstanding	2,556	9,664
Total	24,130,565	24,025,226
Earnings per common unit (diluted)	$0.39	$0.77
9.              SEGMENT INFORMATION AND GEOGRAPHICAL DATA
Segment Information
We operate our business through two reportable business segments:

•	Sand - the production and sale of various grades of sand primarily used in the extraction of oil and natural gas and the production of numerous building products and foundry materials.

•	Fuel - the refining of transmix, distribution of finished fuel products, terminal and reclamation activities, and refining of biodiesel.
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
Although not used by management in its performance monitoring activities, asset information is included in the following tables together with financial information concerning our reportable segments for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31, 2015
	Sand Segment	Fuel Segment	Corporate	Total

	($ in thousands)
Revenues	$96,244	$107,717	$—	$203,961
Cost of goods sold (excluding depreciation, depletion and amortization)	66,255	102,075	—	168,330
Depreciation, depletion and amortization	3,794	2,639	7	6,440
Selling, general and administrative expenses	3,717	1,600	4,286	9,603
Write-off of assets	6,719	—	—	6,719
Operating income (loss)	$15,759	$1,403	$(4,293)	$12,869
Capital expenditures	$8,900	$36	$4	$8,940
Total assets (at period end)	$268,646	$143,426	$7,128	$419,200

	Three Months Ended March 31, 2014
	Sand Segment	Fuel Segment	Corporate	Total
	($ in thousands)
Revenues	$64,334	$209,747	$—	$274,081
Cost of goods sold (excluding depreciation, depletion and amortization)	38,876	200,920	—	239,796
Depreciation, depletion and amortization	2,758	3,005	7	5,770
Selling, general and administrative expenses	3,216	1,282	3,977	8,475
Operating income (loss)	$19,484	$4,540	$(3,984)	$20,040
Capital expenditures	$5,439	$573	$110	$6,122
Total assets (at period end)	$140,871	$177,569	$13,881	$332,321
Geographical Data
Although we own no long-term assets outside the United States, our Sand segment began selling product in Canada during 2013.  We recognized $14.0 million and $15.5 million of revenues in Canada for the three months ended March 31, 2015 and 2014, respectively.  All other sales have occurred in the United States.
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
Our Fuel segment utilizes financial hedging arrangements whereby we hedge a portion of our gasoline and diesel inventory, which reduces our commodity price exposure on some of our activities.  The derivative commodity instruments we utilize consist mainly of futures traded on the New York Mercantile Exchange.  As of March 31, 2015 and December 31, 2014, we had 44 and 0 open commodity derivative contracts, respectively, to manage fuel price risk.
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
The fair values of outstanding derivative instruments and their classifications within our Condensed Consolidated Balance Sheets are summarized as follows:

	March 31, 2015	December 31, 2014	Classification
	($ in thousands)
Derivative assets:
Commodity derivative contracts	$94	$—	Prepaid expenses and other current assets
Derivative liabilities:
Interest rate swaps	$806	$422	Accrued liabilities

The effect of derivative instruments, none of which has been designated for hedge accounting, on our Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended March 31,
	2015	2014	Classification
	(expense $ in thousands)
Interest rate swaps	$580	$135	Interest expense, net
Commodity derivative contracts	571	81	Cost of goods sold
	$1,151	$216

11.       SUPPLEMENTAL CASH FLOW DISCLOSURES
The following supplemental disclosures may assist in the understanding of our Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
	2015	2014
	($ in thousands)
Cash paid for interest	$2,485	$963
Cash paid for income taxes, net of refunds	$244	$—
Distribution equivalent rights accrued, net of payments	$288	$352
Purchases of PP&E accrued but not paid at period-end	$316	$1,485
Purchases of PP&E accrued in a prior period and paid in the current period	$5,238	$1,641
12.       SUBSEQUENT EVENT
On April 24, 2015, the Board of Directors approved a quarterly distribution of $1.00 per common unit.  We will pay $23.7 million on May 14, 2015 to holders of record as of May 6, 2015.  We will also distribute $0.4 million to the CEO and the Sand Officer pursuant to terms of the LTIP.

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
The following discussion analyzes our financial condition and results of operations and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014, as well as historical condensed consolidated financial statements and notes included elsewhere in this Quarterly Report.
Acquisition of Mineral Reserves
On July 25, 2014, we completed an acquisition of mineral reserves and related assets to help manage the supply and cost of raw sand to our Wisconsin sand processing plants. See Note 1 to our Condensed Consolidated Financial Statements for further information.

Results of Operations
The following table summarizes our consolidated operating results.

	Three Months Ended March 31,
	2015	2014
	($ in thousands)
Revenues	$203,961	$274,081

Operating expenses:
Cost of goods sold (excluding depreciation, depletion and amortization)	168,330	239,796
Depreciation, depletion and amortization	6,440	5,770
Selling, general and administrative expenses	9,603	8,475
Write-off of assets	6,719	—
Total operating expenses	191,092	254,041
Operating income	12,869	20,040
Other expense (income):
Interest expense	3,129	1,584
Other	(29)	(119)
Total other expense	3,100	1,465
Income before provision for income taxes	9,769	18,575
Provision for income taxes	278	89
Net income	$9,491	$18,486

Adjusted EBITDA (a)	$28,385	$27,979
(a)         See “Adjusted EBITDA” below for a discussion of Adjusted EBITDA and a reconciliation to net income (loss).
Recent Trends
Major factors impacting comparability between prior and future periods are:

•	a steep decline in the market prices for crude oil and refined products beginning in late 2014, impacting our Sand segment and Fuel segment;

•	a continuing reduction in oil and gas drilling activities in North America, resulting in lower sales volumes and sales prices for our frac sand in the near future;

•	development of our sand distribution and logistics services to better serve our customers through additional transload sites in 2013 and 2014 (currently shipping to 15 transload sites);

•	increasing fixed costs, such as railcar and transload facility costs, can increase our per-ton cost in times of declining sales volumes in our Sand segment;

•	the acquisition of mineral reserves and related assets in July 2014 to better manage the cost of raw sand for a portion of our Wisconsin plants’ production;

•	addition of the LP mine and wet plant, Thompson Hills mine and wet plant, and Arland dry plant in 2014; and

•	the Sand segment’s write-off of an incomplete construction project in Independence, Wisconsin, as discussed below.
Write-off of assets
In 2014, we began development of sand processing facilities in Independence, Wisconsin.  Due to a number of complications, including an increase in projected operating costs and a decline in the market price and demand for frac sand in early 2015, we determined that this project was no longer economically viable.  As of March 31, 2015, we have recorded a $6.7 million charge to earnings for non-recoverable costs incurred for this project to-date, including items such as engineering, legal and other professional service fees, and site preparation costs.  We may adjust this estimate in the future as certain contingencies are resolved, but we do not expect any such adjustments to be significant.

Management committed to a plan to discontinue this project in April 2015. In accordance with FASB ASC 420, Exit or Disposal Cost Obligations, any contract termination charges and estimated values of continuing contractual obligations for which we will receive no future value will be recognized as a charge to earnings as of the contract termination date or cease-use date. We currently estimate these contract charges will be approximately $2 million, the majority of which should be recognized in the second quarter of 2015.
Diesel Fuel
As discussed in our Annual Report on Form 10-K for the year ended December 31, 2014, railroads must begin purchasing Tier 4 locomotives, which only accept 15 ppm sulfur diesel, starting in 2015.  As a result, the 500 ppm sulfur diesel our Fuel segment currently sells from our transmix processing will be phased out of the locomotive market over time, beginning in the middle of 2015.  We are currently adopting business practices to accommodate this expected change in product mix.  We believe these business practices will alleviate any material negative impact.
Sand Segment

	Three Months Ended March 31,
	2015	2014
	($ in thousands)
Revenues	$96,244	$64,334
Operating expenses:
Cost of goods sold (excluding depreciation, depletion and amortization)	66,255	38,876
Depreciation, depletion and amortization	3,794	2,758
Selling, general and administrative expenses	3,717	3,216
Write-off of assets	6,719	—
Operating income	$15,759	$19,484
Adjusted EBITDA (a)	$26,291	$22,237

Volume of sand sold (tons in thousands)	1,151	882
Volume of sand produced by dry plant (tons in thousands):
Arland, Wisconsin facility	405	—
Barron, Wisconsin facility	497	480
New Auburn, Wisconsin facility	305	320
Kosse, Texas facility	70	39
Total volume of sand produced	1,277	839
(a)         See “Adjusted EBITDA” below for a discussion of Adjusted EBITDA and a reconciliation to net income (loss).
Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
Revenues
Sand revenues increased by $31.9 million, primarily due to a 30.5% increase in total volumes sold, with the opening of our Arland facility and the continued expansion of our logistics and distribution network to serve our customers in various shale plays and basins.  We charge higher prices at our transload sites in order to cover the additional costs for transportation from our plants to the transload sites.
The major changes from 2014 to 2015 are as follows:

•	an estimated $19.9 million increase for higher markups related to transportation for increased sales through transload sites;

•
$10.2 million increase in sales of Northern White sand (excluding estimated transportation markups), relating primarily to a 28% increase in volumes sold, net of some decreased pricing in light of current market conditions for frac sand; and

•	$1.8 million increase in sales of native Texas sand (from our Kosse plant) due to a 90% increase in volumes sold.
Cost of goods sold (excluding depreciation, depletion and amortization)
Our cost of goods sold consists primarily of direct costs such as purchased sand, transportation to the plant or to transload facilities, and mining and processing costs including plant wages, as well as indirect costs such as plant repairs and maintenance.  All major components of our direct costs increased with our increased production, particularly transportation costs as we expanded our distribution network with new transload sites in 2014 and 2015.  The most significant components of the $27.4 million increase are:

•	$21.5 million increase in rail transportation-related expense, due mainly to higher rail use charges and railcar lease expense as we expand our shipping operations to transload facilities;

•	$4.1 million increase in costs of transload facilities; and

•	$2.3 million increase in the cost of sand purchased from third-party mines and processed and washed sand from proprietary mines, due primarily to increased sales from the Wisconsin plants.
Selling, general and administrative expenses
The $0.5 million increase in selling, general and administrative expenses is attributable primarily to additional property taxes for sand processing assets as well as increased audit fees related to testing of internal controls.
Write-off of assets
We recorded a $6.7 million charge to earnings for non-recoverable costs incurred for an uncompleted construction project. We expect to incur approximately $2 million for related exit costs in the future. See Note 2 to our Condensed Consolidated Financial Statements for further discussion.
Fuel Segment

	Three Months Ended March 31,
	2015	2014
	($ in thousands)
Revenues	$107,717	$209,747
Operating expenses:
Cost of goods sold (excluding depreciation, depletion and amortization)	102,075	200,920
Depreciation, depletion and amortization	2,639	3,005
Selling, general and administrative expenses	1,600	1,282
Operating income	$1,403	$4,540
Adjusted EBITDA (a)	$4,088	$7,582

Volume of refined fuels sold (gallons in thousands)	56,395	68,228
Volume of terminal throughput (gallons in thousands)	39,231	56,874
Volume of transmix refined (gallons in thousands)	21,354	35,216
Refined transmix as a percent of total refined fuels sold	37.9%	51.6%
(a)         See “Adjusted EBITDA” below for a discussion of Adjusted EBITDA and a reconciliation to net income (loss).
Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
Revenues
The major components of the $102.0 million decrease in Fuel segment revenues are:

•	$67.8 million decrease due to lower average fuel sales prices;

•	$34.1 million decrease for lower volumes of fuel sold; and

•	$0.1 million decrease in excise and other transaction taxes.
Cost of goods sold (excluding depreciation, depletion and amortization)
Our cost of goods sold consists primarily of direct costs associated with the purchase of refined fuels, transmix feedstock, plant labor and burden, and costs to operate our transmix and terminal facilities.  The primary components of the $98.8 million decrease in costs of goods sold are:

•	$66.2 million decrease for lower average fuel purchase prices;

•	$32.1 million decrease for lower volumes of fuel sold; and

•	$0.1 million decrease in excise and other transaction taxes.
Depreciation, depletion and amortization
Depreciation, depletion and amortization decreased $0.4 million due primarily to full amortization of certain short-term intangible assets acquired in May 2013.
Corporate

	Three Months Ended March 31,
	2015	2014
	($ in thousands)
Depreciation, depletion and amortization	$7	$7
Selling, general and administrative expenses	4,286	3,977
Operating income (loss)	(4,293)	(3,984)
Other expense (income):
Interest expense, net	3,129	1,584
Other	(29)	(119)
Income (loss) before provision for taxes	(7,393)	(5,449)
Provision for income taxes	278	89
Unallocated corporate income (loss)	$(7,671)	$(5,538)
Adjusted EBITDA (a)	$(1,994)	$(1,840)
(a)         See “Adjusted EBITDA” below for a discussion of Adjusted EBITDA and a reconciliation to net income (loss).
Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
Interest
Our interest expense increased by $1.5 million due to higher average balances on outstanding debt as well as net losses on our interest rate swap agreements.

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
Cash Flow Summary
The table below summarizes our cash flows.

	Three Months Ended March 31,
	2015	2014
	($ in thousands)
Cash flows from operating activities	$29,162	$19,640
Cash flows from investing activities	$(8,937)	$(6,119)
Cash flows from financing activities	$(20,617)	$(10,480)
Cash and cash equivalents at beginning of period	$6,876	$2,167
Cash and cash equivalents at end of period	$6,484	$5,208
Operating cash flows
Net cash provided from operating activities has generally trended the same as our net income adjusted for non-cash items of depreciation, depletion and amortization, equity-based compensation, amortization of deferred financing costs, write-off of assets, and unrealized losses on derivative instruments. The changes in our operating assets and liabilities were also significantly impacted by increased spending for prepaid railcar lease assets as well as lower accounts receivable balances resulting from lower sales prices for sand and fuel.
Investing cash flows
As a result of the current market conditions, we have significantly curtailed our capital expenditure plans for 2015 and now expect to spend approximately $35 million dollars for capital expenditures for the full year 2015.
Financing cash flows
The main categories of our financing cash flows can be summarized as follows:

	Three Months Ended March 31,
	2015	2014
	($ in thousands)
Net debt proceeds (payments)	$14,147	$13,792
Distributions to owners	(34,020)	(24,016)
Other	(744)	(256)
Total	$(20,617)	$(10,480)
Contractual Obligations
In addition to the contractual obligations and other commitments disclosed in our 2014 Annual Report on Form 10-K, we have entered into significant transload services agreements during the first quarter of 2015.  The following table presents the remaining minimum contractual obligations for these additional commitments as of March 31, 2015.

($ in thousands)
Remainder of 2015	$1,606
2016	6,050
2017	6,070
2018	1,471
2019	1,072
Thereafter	5,688
Total	$21,957

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
Reconciliation of Net Income (Loss) to Adjusted EBITDA
The following tables present a reconciliation of net income (loss) to Adjusted EBITDA for each segment, corporate, and in total.

	Three Months Ended March 31,
	Sand Segment		Fuel Segment		Corporate		Total
	2015	2014	2015	2014	2015	2014	2015	2014
	($ in thousands)
Net income (loss)	$15,759	$19,484	$1,403	$4,540	$(7,671)	$(5,538)	$9,491	$18,486
Interest expense, net	—	—	—	—	3,129	1,584	3,129	1,584
Other (income) loss	—	—	—	—	(29)	(119)	(29)	(119)
Provision for income taxes	—	—	—	—	278	89	278	89
Operating income (loss)	15,759	19,484	1,403	4,540	(4,293)	(3,984)	12,869	20,040
Depreciation, depletion and amortization	3,794	2,758	2,639	3,005	7	7	6,440	5,770
Equity-based compensation expense	—	—	—	—	2,292	2,137	2,292	2,137
Loss (gain) on disposal of equipment	—	—	8	—	—	—	8	—
Provision for doubtful accounts	—	(5)	38	37	—	—	38	32
Accretion of asset retirement obligation	19	—	—	—	—	—	19	—
Write-off of assets	6,719	—	—	—	—	—	6,719	—
Adjusted EBITDA	$26,291	$22,237	$4,088	$7,582	$(1,994)	$(1,840)	$28,385	$27,979

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information about market risks for the three months ended March 31, 2015, does not differ materially from that discussed under Item 7A of our Annual Report on Form 10-K for 2014.
ITEM 4.                                      CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, including controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that, because of inherent limitations, our disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.
In connection with the preparation of this Quarterly Report, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rule 13a-15(b) of the Exchange Act), as of May 8, 2015. In making this evaluation, our management considered the matters relating to the material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014. Based on this evaluation, and because we are continuing to remediate the material weakness regarding information technology and Sand segment activity controls as described below, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were not effective as of May 8, 2015.
Remediation of previously reported material weaknesses
Information Technology Controls
We are in the process of remediating information technology general control deficiencies that contributed to our material weakness in information technology control activities. In connection with our remediation process, management has:

•	added, and continues to add, competent information technology support personnel as outlined in the headcount and competency gap analysis performed by management shortly after issuing the 2014 10-K;

•
provided training for new and existing information technology personnel to improve competencies and understanding of information technology policies, monitoring activities, and controls established by management and the board of directors of our general partner; and

•	removed, and continues to remove, system access rights that result in segregation of duty conflicts that are not mitigated with manual compensating controls or processes.
Sand Segment Control Activities
We are in the process of remediating Sand segment accounting control deficiencies that contributed to our material weakness in Sand segment control activities. In connection with our remediation process, management has:

•	added, and continues to add, competent accounting and finance personnel as outlined in the headcount and competency gap analysis performed by management shortly after issuing the 2014 10-K;

•
provided training for new and existing Sand segment accounting and finance personnel to improve competencies and understanding in regards to the Sand segment’s procurement, general and railcar lease accounting, and capital expenditures policies, controls, and documentation requirements established by management and the board of directors of our general partner;

•	identified, and is currently implementing, additional controls related to the Sand segment’s procurement, general and railcar lease accounting, and capital expenditures processes; and

•	implemented compensating manual controls and processes related to the remaining system access conflicts for Sand segment accounting and finance personnel.

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
ITEM 1A.                             RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results.  The risks described in this report and in our Annual Report on Form 10-K are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
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

10.1
First Amendment to Amended and Restated Revolving Credit and Security Agreement, dated as of April 6, 2015, among Emerge Energy Services LP, as parent guarantor, the Borrowers party thereto, PNC Bank, National Association, as administrative agent and collateral agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 8, 2015 ).

10.2
Employment Letter, dated April 13, 2015 between Emerge Energy Services GP LLC and Jody Tusa (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 4, 2015).

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
Date: May 8, 2015

EMERGE ENERGY SERVICES LP

By:	EMERGE ENERGY SERVICES GP LLC, its general partner

By:	/s/ Rick Shearer
Rick Shearer
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Joseph C. Tusa, Jr.
Joseph C. Tusa, Jr.
Chief Financial Officer
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

10.1
First Amendment to Amended and Restated Revolving Credit and Security Agreement, dated as of April 6, 2015, among Emerge Energy Services LP, as parent guarantor, the Borrowers party thereto, PNC Bank, National Association, as administrative agent and collateral agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 8, 2015 ).

10.2
Employment Letter, dated April 13, 2015 between Emerge Energy Services GP LLC and Jody Tusa (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 4, 2015).

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