Form 10-Q
period 2015-06-30
Emerge Energy Services LP
filed 2015-08-06
CIK 1555177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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

As of July 29, 2015, 24,119,972 common units were outstanding.

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

PART I                                           FINANCIAL INFORMATION

ITEM 1.                                      FINANCIAL STATEMENTS

EMERGE ENERGY SERVICES LP
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands, except unit data)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$3,241	$6,876
Trade and other receivables, net	59,785	75,708
Inventories	41,619	32,278
Prepaid expenses and other current assets	12,317	9,262
Total current assets	116,962	124,124

Property, plant and equipment, net	233,266	238,657
Intangible assets, net	27,684	31,158
Goodwill	29,264	29,264
Other assets, net	12,086	8,924
Total assets	$419,262	$432,127

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$26,548	$21,341
Accrued liabilities	17,345	24,411
Current portion of long-term debt	—	53
Current portion of capital lease liability	155	930
Total current liabilities	44,048	46,735

Long-term debt, net of current portion	249,142	217,023
Business acquisition obligation, net of current portion	10,311	10,737
Capital lease liability, net of current portion	—	57
Other long-term liabilities	3,763	2,386
Total liabilities	307,264	276,938

Commitments and contingencies
Partners’ equity:
General partner	—	—
Limited partner common units (issued and outstanding 24,119,972 units and 23,718,961 units as of June 30, 2015 and December 31, 2014, respectively)	111,998	155,189
Total partners’ equity	111,998	155,189
Total liabilities and partners’ equity	$419,262	$432,127

See accompanying notes to unaudited condensed consolidated financial statements.

EMERGE ENERGY SERVICES LP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues (1)	$200,852	$298,273	$404,813	$572,354
Operating expenses:
Cost of goods sold (excluding depreciation, depletion and amortization) (1)	176,933	261,395	345,263	501,191
Depreciation, depletion and amortization	7,355	5,711	13,795	11,481
Selling, general and administrative expenses	8,179	8,994	17,782	17,469
Project termination	2,693	—	9,412	—
Total operating expenses	195,160	276,100	386,252	530,141
Operating income	5,692	22,173	18,561	42,213

Other expense (income):
Interest expense, net	2,632	1,943	5,761	3,527
Other	(15)	(32)	(44)	(151)
Total other expense	2,617	1,911	5,717	3,376
Income before provision for income taxes	3,075	20,262	12,844	38,837
Provision for income taxes	191	170	469	259
Net income	$2,884	$20,092	$12,375	$38,578

Earnings per common unit (basic) (2)	$0.12	$0.84	$0.51	$1.61
Earnings per common unit (diluted) (2)	$0.12	$0.83	$0.51	$1.60

Weighted average number of common units outstanding including participating securities (basic) (2)	24,131,302	24,031,650	24,129,664	24,023,651
Weighted average number of common units outstanding (diluted) (2)	24,133,813	24,112,954	24,131,682	24,068,178

(1) Fuel revenues and cost of goods sold include excise taxes and similar taxes:	$12,520	$13,292	$24,315	$25,197
(2) See Note 8.

See accompanying notes to unaudited condensed consolidated financial statements.

EMERGE ENERGY SERVICES LP
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY
($ in thousands)

	Limited Partner Common Units	General Partner (non-economic interest)	Total Partners’ Equity
Balance at December 31, 2014	$155,189	$—	$155,189
Net income	12,375	—	12,375
Equity-based compensation expense	3,076	—	3,076
Distributions paid	(58,150)	—	(58,150)
Distribution equivalent rights accrued	(492)	—	(492)
Balance at June 30, 2015	$111,998	$—	$111,998

See accompanying notes to unaudited condensed consolidated financial statements.

EMERGE ENERGY SERVICES LP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$12,375	$38,578
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	13,795	11,481
Equity-based compensation expense	3,227	4,330
Project termination costs - non-cash portion	8,684	—
Provision for doubtful accounts	296	63
Loss on disposal of assets	8	19
Amortization of debt discount/premium and deferred financing costs	557	426
Unrealized loss on derivative instruments	389	633
Other non-cash	39	10
Changes in operating assets and liabilities, net of business acquired:
Restricted cash and equivalents	—	6,188
Accounts receivable	22,705	(31,124)
Inventories	(9,341)	8,811
Prepaid expenses and other current assets	(3,055)	(9,076)
Accounts payable and accrued liabilities	(6,605)	(757)
Other assets	(3,161)	(4)
Net cash provided by operating activities	39,913	29,578

Cash flows from investing activities:
Purchases of property, plant and equipment	(16,596)	(30,856)
Proceeds from disposals of assets	1,046	245
Collection of notes receivable	7	6
Deposit for business acquisition	—	(11,000)
Net cash used in investing activities	(15,543)	(41,605)

Cash flows from financing activities:
Proceeds from line of credit borrowings	162,400	167,057
Repayment of line of credit borrowings	(130,400)	(90,903)
Repayment of other long-term debt	(53)	(168)
Distributions to unitholders	(58,164)	(51,481)
Payment of business acquisition obligation	(518)	—
Payments on capital lease obligation	(832)	(724)
Payment of financing costs	(438)	(2,330)
Other financing activities	—	11
Net cash provided by (used in) financing activities	(28,005)	21,462

Cash and cash equivalents:
Net increase (decrease)	(3,635)	9,435
Balance at beginning of period	6,876	2,167
Balance at end of period	$3,241	$11,602

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
Secondary Offering
On June 20, 2014, we and our general partner, along with certain selling unitholders named therein (the “Selling Unitholders”) entered into an Underwriting Agreement with underwriters named therein (the “Underwriters”), with respect to the offer and sale (the “Secondary Offering”) by the Selling Unitholders of 3,515,388 common units at a price to the public of $109.06 per common unit ($105.2429 per common unit, net of underwriting discounts and commissions). On June 25, 2014, the Selling Unitholders completed the Secondary Offering. We did not receive any proceeds from the Secondary Offering. Pursuant to the Underwriting Agreement, the Selling Unitholders also granted the Underwriters an option for a period of 30 days to purchase up to an additional 527,307 common units on the same terms, and on July 18, 2014, the Underwriters partially exercised the option to purchase 165,635 common units. Following the closing of this transaction and as of June 30, 2015, Insight Equity Management Company LLC and its affiliated investment funds and its controlling equity owners (collectively “Insight Equity”) held approximately 30% of all of our outstanding common units.
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read together with our 2014 Annual Report on Form 10-K. These financial statements include the accounts of all of our subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
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
Allowance for Doubtful Accounts
The allowance for doubtful accounts was $0.7 million and $0.4 million at June 30, 2015 and December 31, 2014, respectively.
Inventories
Inventories consisted of the following:

	June 30, 2015	December 31, 2014
	($ in thousands)
Sand finished goods	$13,234	$7,582
Sand work in process	12,187	14,413
Refined fuels	10,413	8,031
Fuel raw materials and supplies	5,712	2,157
Sand raw materials and supplies	73	95
Total	$41,619	$32,278

Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	June 30, 2015	December 31, 2014
	($ in thousands)
Machinery and equipment (1)	$151,169	$146,951
Buildings and improvements (1)	55,143	51,027
Land and improvements (1)	40,365	37,461
Mineral reserves	30,181	30,181
Construction in progress	17,751	24,172
Capitalized reclamation costs	2,445	2,332
Total cost	297,054	292,124
Accumulated depreciation and depletion	63,788	53,467
Net property, plant and equipment	$233,266	$238,657
(1) Includes assets under capital lease
We recognized $10.3 million and $7.3 million of depreciation and depletion expense for the six months ended June 30, 2015 and 2014, respectively.

Intangible Assets Other Than Goodwill
Our intangible assets other than goodwill consisted of the following:

	Cost	Accumulated Amortization	Net
	($ in thousands)
June 30, 2015:
Trade names	$46	$22	$24
Customer relationships	43,922	18,280	25,642
Supply and transportation agreements	3,330	2,067	1,263
Non-compete agreement	1,550	795	755
Total	$48,848	$21,164	$27,684

December 31, 2014:
Trade names	$46	$20	$26
Customer relationships	43,922	15,293	28,629
Supply and transportation agreements	3,330	1,769	1,561
Non-compete agreement	1,550	608	942
Total	$48,848	$17,690	$31,158
We recognized $3.5 million and $4.2 million of amortization expense for the six months ended June 30, 2015 and 2014, respectively.
Other Assets, Net
Other assets, net consisted of the following:

	June 30, 2015	December 31, 2014
	($ in thousands)
Prepaid lease assets, net of current portion*	$11,392	$8,333
Other	694	591
Total	$12,086	$8,924

*
The cost to transport leased railcars from the manufacturer to our site for initial placement in service is capitalized and amortized over the term of the lease (typically five to seven years). This balance reflects the non-current portion of these capitalized costs.

Accrued Liabilities
Accrued liabilities consisted of the following:

	June 30, 2015	December 31, 2014
	($ in thousands)
Sales, excise, property and income taxes	$5,220	$5,002
Current portion of business acquisition obligations	2,378	2,702
Logistics	2,000	3,185
Deferred compensation	1,672	1,341
Salaries and other employee-related	1,346	4,048
Derivative contract liability	811	422
Current portion of contract termination	440	—
Maintenance	393	—
Sand purchases and royalties	325	659
Construction	315	3,379
Other	2,445	3,673
Total	$17,345	$24,411

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
Project Termination
In 2014, we began development of sand processing facilities in Independence, Wisconsin.  Due to a number of complications, such as an increase in projected operating costs and a decline in the market price and demand for frac sand in early 2015, we determined that this project was no longer economically viable.  As of June 30, 2015, we have recorded an $8.0 million charge to earnings for non-recoverable costs incurred for this project to-date, including items such as engineering, legal and other professional service fees, site preparation costs, and writedowns of assets to estimated net realizable value.  We may adjust this estimate in the future as certain contingencies are resolved, but we do not expect any such adjustments to be significant.
Management committed to a plan to discontinue this project in April 2015. In accordance with FASB ASC 420, Exit or Disposal Cost Obligations, any contract termination charges and estimated values of continuing contractual obligations for which we will receive no future value will be recognized as a charge to earnings as of the contract termination date or cease-use date. We currently estimate these contract termination charges will be approximately $1.4 million, which were accrued in the three months ended June 30, 2015. These liabilities will be reviewed periodically and may be adjusted when necessary, but we do not expect any such adjustments to be significant.
The following table illustrates the exit and disposal reserves related to the termination of the Independence, Wisconsin project included in Accrued liabilities and Other long-term liabilities in our Condensed Consolidated Balance Sheets:

($ in thousands)
Balance at December 31, 2014	$—
Contract termination charges	1,352
Interest	10
Payments	—
Balance at June 30, 2015	$1,362
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
Retirement Plan
We sponsor a 401(k) plan for substantially all employees that provides for us to match 100% of participant contributions up to 5% of the participant’s pay.  Additionally, we can make discretionary contributions as deemed appropriate by management.  Our employer contributions to these plans totaled $0.5 million and $0.3 million for the six months ended June 30, 2015 and 2014, respectively.
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
Our two largest customer balances represented 14% and 13% of our net accounts receivable balance as of June 30, 2015.  On December 31, 2014, our two largest customers represented 24% and 15% of our net accounts receivable balance. No other customer balance exceeded 10% of the total net accounts receivable balance as of June 30, 2015 and December 31, 2014.
One customer represented 10% of total revenues for the six months ended June 30, 2015, while a different customer represented 11% of revenues for the six months ended June 30, 2014.
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual periods beginning after December 15, 2016 and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. On July 9, 2015, the FASB deferred, by one year, the effective date to annual reporting periods beginning after December 15, 2017. The proposed new effective date guidance will allow early adoption for all entities (i.e., both public business entities and other entities) as of the original effective date for public business entities, which was annual reporting periods beginning after December 15, 2016, and the interim periods within that year. Early adoption by public business entities was not permitted under the original effective date guidance. We are evaluating the effect of adopting this new accounting guidance but do not expect adoption will have a material impact on our financial position, results of operations or cash flows.
In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest, to modify the presentation of debt issuance costs. Under ASU 2015-03 debt issuance costs are required to be presented as a direct deduction of debt balances on the statement of financial position, similar to the presentation of debt discounts. ASU 2015-03 is effective for public companies for years beginning after December 15, 2015, and interim periods within those fiscal periods. For all other entities, ASU 2015-03 is effective for years beginning after December 15, 2015 and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for financial statements that have not already been issued. Additionally, the provisions should be applied on a retrospective basis as a change in accounting principle. We adopted ASU 2015-03 as of March 31, 2015. The adoption of this new accounting guidance resulted in a reclassification of deferred financing costs from “Other assets, net” to “Long-term debt, net of current portion” on our condensed consolidated balance sheets for the current and all prior periods. There was no impact on our results of operations or cash flows.
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. Under this ASU, inventory will be measured at the lower of cost and net realizable value and options that currently exist for market value will be eliminated. The ASU defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. We are evaluating the effect of adopting this new accounting guidance but do not expect adoption will have a material impact on our financial position, results of operations or cash flows.
3.              LONG-TERM DEBT
Following is a summary of our long-term debt:

	June 30, 2015	December 31, 2014
	($ in thousands)
Revolving credit facility:
Principal	$253,864	$221,864
Deferred financing costs	(4,722)	(4,841)
Other notes	—	53
Total debt	249,142	217,076
Less current portion	—	53
Long-term portion	$249,142	$217,023

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

At June 30, 2015, we were in compliance with our loan covenants and had undrawn availability under the Credit Facility totaling $86.8 million.  At June 30, 2015, our outstanding borrowings under the Credit Agreement bore interest at a weighted-average rate of 3.10%.
4.              COMMITMENTS AND CONTINGENCIES
Contractual Obligations
The following table represents the remaining minimum contractual obligations as of June 30, 2015.

	Railcar Leases (1)	Other Operating Leases (2)	Royalty Commitments (3)	Purchase Commitments (4)	Capital Lease Obligations

	($ in thousands)
Remainder of 2015	$28,645	$1,343	$240	$19,173	$157
2016	58,054	1,422	480	33,228	—
2017	54,500	861	480	33,004	—
2018	57,678	505	480	29,777	—
2019	63,042	334	480	28,254	—
Thereafter	228,457	2,842	6,210	89,210	—
Total	$490,376	$7,307	$8,370	232,646	157
Less amount representing interest				(1,753)	(2)
Total less interest				$230,893	$155

(1)	Includes minimum amounts payable under various operating leases for railcars as well as estimated costs to transport leased railcars from the manufacturer to our site for initial placement in service.

(2)	Includes lease agreements for land, facilities and equipment.

(3)	Represents minimum royalty payments for various sand mining locations. The amounts paid will differ based on amounts extracted.

(4)	Includes minimum amounts payable under a business acquisition agreement, long-term rail transportation agreements, and other purchase commitments.
Excise Tax Penalty
In 2012, we received an IRS notice of a penalty totaling $340,000 due to failure to file terminal operator reports in electronic format. We filed these returns in paper format. Management protested the audit findings through IRS appeal channels. On May 29, 2015, IRS offered to reduce the penalty to $50,000 which we accepted and paid on June 9, 2015.
Environmental Matter
On November 21, 2013, the EPA issued a General Notice Letter and Information Request (“Notice”) under Section 104(e) of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA”), to one of our subsidiaries operating within the Fuel segment.  The Notice provides that the subsidiary may have incurred liability with respect to the Reef Environmental site in Alabama, and requested certain information in accordance with Section 107(a) of CERCLA.  We timely responded to the Notice.  At this time, no specific claim for cost recovery has been made by the EPA (or any other potentially responsible party) against us.  There is uncertainty relating to our share of environmental remediation liability, if any, because our allocable share of wastewater is unknown and the total remediation cost is also unknown.  Consequently, management is unable to estimate the possible loss or range of loss, if any.  We have not recorded a loss contingency accrual as of June 30, 2015 or December 31, 2014.  In the opinion of management, the outcome of such matters will not have a material adverse effect on our financial position, liquidity or results of operations.
5.              RELATED PARTY TRANSACTIONS
Related party transactions included in our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations are summarized in the following table:

	Six Months Ended June 30,
	2015	2014
	($ in thousands)
Wages and employee-related costs (1)	$16,032	$13,677
General and administrative expense reimbursements (2)	$—	$75
Lease expense	$13	$13

	June 30, 2015	December 31, 2014
	($ in thousands)
Accounts receivable	$223	$181
Accounts payable and accrued liabilities	$588	$704

(1)
We do not have any employees.  Our general partner manages our human resource assets, including fringe benefits and other employee-related charges.  We routinely and regularly reimburse our general partner for any employee-related costs paid on our behalf, and report such costs as operating expenses.

(2)	We paid Insight Equity certain general and administrative costs.
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

On May 14, 2013, we granted 530,588 and 265,294 phantom units to our CEO and Sand Officer, respectively.  Half of these phantom units vested after one year, and the remaining half vested on May 14, 2015. For phantom units granted to employees in 2013, we currently assume a 43-month vesting period, which represents management’s estimate of the amount of time until all vesting conditions have been met. Concurrent with the closing of a secondary offering in June 2014 and the exercise of the underwriters’ over-allotment in July 2014, 90,686 of these phantom units vested and common units were issued. For other phantom units granted to employees, we assume a 36 to 48-month vesting period. Restricted units are awarded to our independent directors on each anniversary of our IPO, each with a vesting period of one year.  Regarding distributions for independent directors and other employees, distributions are credited to a distribution equivalent rights account for the benefit of each participant and become payable generally within 45 days following the date of vesting.  As of June 30, 2015, the unpaid liability for distribution equivalent rights totaled $1.7 million.
The following table summarizes awards granted during the six months ended June 30, 2015.

	Total Units	Phantom Units	Restricted Units	Fair Value per Unit at Award Date
Outstanding at December 31, 2014	605,664	602,836	2,828	$18.12
Granted	24,925	14,438	10,487	43.5
Vested	(401,011)	(397,941)	(3,070)	17.50
Forfeitures	(5,815)	(5,815)	—	113.16
Outstanding at June 30, 2015	223,763	213,518	10,245	$19.58

For the six months ended June 30, 2015 and 2014, we recorded non-cash compensation expense relating to equity-based compensation of $3.2 million and $4.3 million, respectively, in selling, general and administrative expenses.  As of June 30, 2015, the unrecognized compensation expense related to the grants discussed above amounted to $2.6 million to be recognized over a weighted average of 1.55 years.
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
The composition of our provision for income taxes follows:

	Six Months Ended June 30,
	2015	2014
	($ in thousands)
Federal and state income tax expense for Distributor	$201	$181
Texas margin tax	250	78
Canadian income tax	18	—
Total provision for income taxes	$469	$259

Effective Income Tax Rate
Distributor began operations in May 2013.  For the six months ended June 30, 2015, Distributor’s effective income tax rate was 35%.  For Distributor, there were no significant differences between book and taxable income.  We are responsible for our portion of the Texas margin tax that is included in our subsidiaries’ consolidated Texas franchise tax returns.  For our operations in Texas, the effective margin tax rate is approximately 0.975% as defined by applicable state law.  The margin tax qualifies as an income tax under GAAP, which requires us to recognize the impact of this tax on the temporary differences between the financial statement assets and liabilities and their tax basis attributable to such tax.

8.              EARNINGS PER COMMON UNIT
We compute basic earnings per unit by dividing net income by the weighted-average number of common units outstanding including participating securities.  Participating securities include unvested equity-based payment awards that contain non-forfeitable rights to distributions.
Diluted earnings per unit is computed by dividing net income by the weighted-average number of common units outstanding, including participating securities, and increased further to include the number of common units that would have been outstanding had potential dilutive units been exercised.  The dilutive effect of restricted units is reflected in diluted net income per unit by applying the treasury stock method.  Under FASB ASC 260-10-45, Contingently Issuable Shares, 201,080 of our outstanding phantom units are not included in basic or diluted earnings per common unit calculations as of June 30, 2015.  At June 30, 2015, there were no anti-dilutive units outstanding.
Basic and diluted earnings per unit are computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	($ in thousands, except per unit data)
Net Income	$2,884	$20,092	$12,375	$38,578

Basic earnings per unit:
Weighted average common units outstanding	23,930,483	23,445,671	23,825,306	23,333,300
Weighted average phantom units deemed participating securities	200,819	585,979	304,358	690,351
Total	24,131,302	24,031,650	24,129,664	24,023,651
Earnings per common unit (basic)	$0.12	$0.84	$0.51	$1.61

Diluted earnings per unit:
Weighted average common units outstanding	23,930,483	23,521,808	23,825,306	23,371,340
Weighted average phantom units deemed participating securities	200,819	585,979	304,358	690,351
Weighted average potentially dilutive units outstanding	2,511	5,167	2,018	6,487
Total	24,133,813	24,112,954	24,131,682	24,068,178
Earnings per common unit (diluted)	$0.12	$0.83	$0.51	$1.60
9.              SEGMENT INFORMATION AND GEOGRAPHICAL DATA
Segment Information
We operate our business through two reportable business segments:

•	Sand - the production and sale of various grades of sand primarily used in the extraction of oil and natural gas and the production of numerous building products and foundry materials.

•	Fuel - the refining of transmix, distribution of finished fuel products, terminal and reclamation activities, and refining of biodiesel.
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
Although not used by management in its performance monitoring activities, asset information is included in the following tables together with financial information concerning our reportable segments for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,
	Sand Segment		Fuel Segment		Corporate		Total
	2015	2014	2015	2014	2015	2014	2015	2014
	($ in thousands)
Revenues	$68,118	$77,470	$132,734	$220,803	$—	$—	$200,852	$298,273
Cost of goods sold (excluding depreciation, depletion and amortization)	50,738	51,860	126,195	209,535	—	—	176,933	261,395
Depreciation, depletion and amortization	4,713	2,688	2,634	3,017	8	6	7,355	5,711
Selling, general and administrative expenses	3,686	2,448	1,203	1,507	3,290	5,039	8,179	8,994
Project termination	2,693	—	—	—	—	—	2,693	—
Operating income (loss)	$6,288	$20,474	$2,702	$6,744	$(3,298)	$(5,045)	$5,692	$22,173

	Six Months Ended June 30,
	Sand Segment		Fuel Segment		Corporate		Total
	2015	2014	2015	2014	2015	2014	2015	2014
	($ in thousands)
Revenues	$164,362	$141,804	$240,451	$430,550	$—	$—	$404,813	$572,354
Cost of goods sold (excluding depreciation, depletion and amortization)	116,993	90,736	228,270	410,455	—	—	345,263	501,191
Depreciation, depletion and amortization	8,507	5,446	5,273	6,022	15	13	13,795	11,481
Selling, general and administrative expenses	7,403	5,664	2,803	2,789	7,576	9,016	17,782	17,469
Project termination	9,412	—	—	—	—	—	9,412	—
Operating income (loss)	$22,047	$39,958	$4,105	$11,284	$(7,591)	$(9,029)	$18,561	$42,213
Total assets (at period end)	$269,205	$202,349	$146,754	$169,183	$3,303	$17,821	$419,262	$389,353
Geographical Data
Although we own no long-term assets outside the United States, our Sand segment began selling product in Canada during 2013.  We recognized $22.9 million and $21.0 million of revenues in Canada for the six months ended June 30, 2015 and 2014, respectively.  All other sales have occurred in the United States.
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
Our Fuel segment utilizes financial hedging arrangements whereby we hedge a portion of our gasoline and diesel inventory, which reduces our commodity price exposure on some of our activities.  The derivative commodity instruments we utilize consist mainly of futures traded on the New York Mercantile Exchange.  As of June 30, 2015 and December 31, 2014, we had 90 and 0 open commodity derivative contracts, respectively, to manage fuel price risk.
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
The fair values of outstanding derivative instruments and their classifications within our Condensed Consolidated Balance Sheets are summarized as follows:

	June 30, 2015	December 31, 2014	Classification
	($ in thousands)
Derivative liabilities:
Interest rate swaps	$714	$422	Accrued liabilities
Commodity derivative contracts	$97	$—	Accrued liabilities
The effect of derivative instruments, none of which has been designated for hedge accounting, on our Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014	Classification
	(expense $ in thousands)
Interest rate swaps	$101	$498	$681	$633	Interest expense, net
Commodity derivative contracts	583	322	1,154	403	Cost of goods sold
	$684	$820	$1,835	$1,036

11.       SUPPLEMENTAL CASH FLOW DISCLOSURES
The following supplemental disclosures may assist in the understanding of our Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
	2015	2014
	($ in thousands)
Cash paid for interest	$4,774	$2,357
Cash paid for income taxes, net of refunds	$484	$163
Deferred compensation expense	$—	$81
Distribution equivalent rights accrued, net of payments	$477	$316
Capitalized reclamation costs	$113	$140
Purchases of PP&E accrued but not paid at period-end	$1,847	$4,102
Purchases of PP&E accrued in a prior period and paid in the current period	$5,238	$1,641
12.       SUBSEQUENT EVENT
On July 23, 2015, the Board of Directors approved a quarterly distribution of $0.67 per common unit.  We will pay $16.2 million on August 13, 2015 to holders of record as of August 5, 2015.

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

Results of Operations
The following table summarizes our consolidated operating results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	($ in thousands)
Revenues	$200,852	$298,273	$404,813	$572,354

Operating expenses:
Cost of goods sold (excluding depreciation, depletion and amortization)	176,933	261,395	345,263	501,191
Depreciation, depletion and amortization	7,355	5,711	13,795	11,481
Selling, general and administrative expenses	8,179	8,994	17,782	17,469
Project termination	2,693	—	9,412	—
Total operating expenses	195,160	276,100	386,252	530,141
Operating income	5,692	22,173	18,561	42,213
Other expense (income):
Interest expense	2,632	1,943	5,761	3,527
Other	(15)	(32)	(44)	(151)
Total other expense	2,617	1,911	5,717	3,376
Income before provision for income taxes	3,075	20,262	12,844	38,837
Provision for income taxes	191	170	469	259
Net income	$2,884	$20,092	$12,375	$38,578

Adjusted EBITDA (a)	$16,953	$30,137	$45,338	$58,116
(a)         See “Adjusted EBITDA” below for a discussion of Adjusted EBITDA and a reconciliation to net income (loss).
Recent Trends
Major factors impacting comparability between prior and future periods are:

•	a steep decline in the market prices for crude oil and refined products beginning in late 2014, impacting our Sand segment and Fuel segment;

•	a continuing reduction in oil and gas drilling activities in North America, resulting in lower sales volumes and sales prices for our frac sand in the near future;

•	development of our sand distribution and logistics services to better serve our customers through additional transload sites in 2013 and 2014 (currently shipping to 16 transload sites);

•	increasing fixed costs, such as railcar and transload facility costs, can increase our per-ton cost in times of declining sales volumes in our Sand segment;

•	the acquisition of mineral reserves and related assets in July 2014 to better manage the cost of raw sand for a portion of our Wisconsin plants’ production;

•	addition of the LP mine and wet plant, Thompson Hills mine and wet plant, and Arland dry plant in 2014; and

•	the Sand segment’s write-off of an incomplete construction project in Independence, Wisconsin, as discussed below.
Project termination
In 2014, we began development of sand processing facilities in Independence, Wisconsin.  Due to a number of complications, such as an increase in projected operating costs and a decline in the market price and demand for frac sand in early 2015, we determined that this project was no longer economically viable.  As of June 30, 2015, we have recorded an $8.0 million charge to earnings for non-recoverable costs incurred for this project to-date, including items such as engineering, legal and other professional service fees, site preparation costs, and writedowns of assets to estimated net realizable value.  We may adjust this estimate in the future as certain contingencies are resolved, but we do not expect any such adjustments to be significant.

Management committed to a plan to discontinue this project in April 2015. In accordance with FASB ASC 420, Exit or Disposal Cost Obligations, any contract termination charges and estimated values of continuing contractual obligations for which we will receive no future value will be recognized as a charge to earnings as of the contract termination date or cease-use date. We currently estimate these contract termination charges will be approximately $1.4 million, which were accrued in the three months ended June 30, 2015. These liabilities will be reviewed periodically and may be adjusted when necessary, but we do not expect any such adjustments to be significant.
Diesel Fuel
As discussed in our Annual Report on Form 10-K for the year ended December 31, 2014, railroads must begin purchasing Tier 4 locomotives, which only accept 15 ppm sulfur diesel, starting in 2015. As a result, the 500 ppm sulfur diesel our Fuel segment currently sells from our transmix processing has begun to be phased out of the locomotive market, beginning in the middle of 2015. During the quarter ended June 30, 2015, we adopted business practices to accommodate the shift in product mix from our railroad customers.  The shift to other uses has proven less profitable and we expect this condition to continue until a more permanent solution is applied.  To remediate this condition long term, we have contracted to purchase and install two hydrotreaters designed to remove incremental sulfur to the level of 15 ppm.  At 15 ppm sulfur, diesel we derive from refined transmix can be sold for any legal use including railroads and road use transportation.  We will install one unit at our Dallas-Ft. Worth, Texas facility and a second unit at our Birmingham, Alabama facility.  We expect the hydrotreaters to become operational in the spring of 2016.  We plan to invest approximately $17 million for both units, of which we had already paid $1.7 million as of June 30, 2015.
Sand Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	($ in thousands)
Revenues	$68,118	$77,470	$164,362	$141,804
Operating expenses:
Cost of goods sold (excluding depreciation, depletion and amortization)	50,738	51,860	116,993	90,736
Depreciation, depletion and amortization	4,713	2,688	8,507	5,446
Selling, general and administrative expenses	3,686	2,448	7,403	5,664
Project termination	2,693	—	9,412	—
Operating income	$6,288	$20,474	$22,047	$39,958
Adjusted EBITDA (a)	$13,935	$23,184	$40,226	$45,421

Volume of sand sold (tons in thousands)	861	1,045	2,012	1,927
Volume of sand produced by dry plant (tons in thousands):
Arland, Wisconsin facility	248	—	653	—
Barron, Wisconsin facility	353	576	850	1,056
New Auburn, Wisconsin facility	178	330	483	650
Kosse, Texas facility	59	91	129	130
Total volume of sand produced	838	997	2,115	1,836
(a)         See “Adjusted EBITDA” below for a discussion of Adjusted EBITDA and a reconciliation to net income (loss).
Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
Revenues
Sand revenues decreased by $9.4 million, primarily due to significant price decreases and a 18% decrease in total volumes sold as a result of the downturn in market demand for frac sand.  However, we have increased the volumes sold through transload sites from 14% to 39% of total volumes sold. We charge higher prices for sales from transload sites in order to cover the additional transportation costs.
The major changes from 2014 to 2015 are as follows:

•
$17.6 million decrease in sales of Northern White sand (excluding estimated transportation markups and shortfall revenues), relating primarily to a 17% decrease in volumes sold as well as decreased pricing in light of current market conditions for frac sand; and

•	$0.4 million decrease in sales of native Texas sand (from our Kosse plant) due to a 30% decrease in volumes sold; offset by

•	$4.0 million of shortfall revenues recognized on a take-or-pay customer contract in 2015;

•	an estimated $2.8 million increase for higher markups due to increased volumes sold through transload sites, net of significant reductions in these markups per ton; and

•	$1.8 million of business interruption insurance proceeds to reimburse us for lost sales during a time of equipment failure in 2014.
Cost of goods sold (excluding depreciation, depletion and amortization)
Our cost of goods sold consists primarily of direct costs such as processing plant wages, royalties, mining, purchased sand, and transportation to the plant or to transload facilities, as well as indirect costs such as plant repairs and maintenance. Our direct costs of producing sand decreased with our decreased sales, but our logistics costs for finished product have increased as we expand our sales through transload sites.  The most significant components of the $1.1 million decrease are:

•	$10.1 million decrease in the total cost to acquire and produce wet and dry sand, due mainly to lower sales volumes and lower-cost sources for wet sand;

•	$6.5 million increase in rail transportation-related expense, due mainly to higher rail use charges and railcar lease expense as we expand our shipping operations to transload facilities; and

•	$2.4 million increase in costs of transload facilities.
Depreciation, depletion and amortization
Depreciation, depletion and amortization increased by $2.0 million due mainly to deprecation of the Arland dry plant that was placed in service in December 2014 as well as depletion on the mineral reserves purchased in July 2014.
Selling, general and administrative expenses
The $1.2 million increase in selling, general and administrative expenses is attributable primarily to:

•	$0.6 million increase in employee-related costs;

•	$0.2 million bad debt expense; and

•	$0.2 million additional property taxes for sand processing assets.
Project termination
We recorded a $2.7 million charge to earnings for contract terminations and other non-recoverable costs incurred for an uncompleted construction project in Independence, Wisconsin. See Note 2 to our Condensed Consolidated Financial Statements for further discussion.
Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
Revenues
Sand revenues increased by $22.6 million, primarily due to a 4% increase in total volumes sold, due to strong sales volumes in the first quarter of 2015, offset by significant price reductions.  We have also increased the volumes sold through transload sites from 16% to 35% of total volumes sold. We charge higher prices for sales from transload sites in order to cover the additional transportation costs.
The major changes from 2014 to 2015 are as follows:

•	an estimated $22.7 million increase for higher markups related to transportation for increased sales through transload sites, net of reductions in these markups per ton;

•	$4.0 million of shortfall revenues recognized on a take-or-pay customer contract in 2015;

•	$1.4 million increase in sales of native Texas sand (from our Kosse plant) due to a 6% increase in volumes sold; and

•	$1.8 million of business interruption insurance proceeds to reimburse us for lost sales during a time of equipment failure in 2014; offset by

•
$7.4 million decrease in sales of Northern White sand (excluding estimated transportation markups and shortfall revenues), due to decrease pricing in light of current market conditions for frac sand, net of a slight increase in overall sales volumes.

Cost of goods sold (excluding depreciation, depletion and amortization)
Our cost of goods sold consists primarily of direct costs such as processing plant wages, royalties, mining, purchased sand, and transportation to the plant or to transload facilities, as well as indirect costs such as plant repairs and maintenance. Our direct costs of producing sand decreased with our decreased sales, but our logistics costs for finished product have increased as we expand our sales through transload sites.  The most significant components of the $26.3 million increase are:

•	$25.6 million increase in rail transportation-related expense, due mainly to higher rail use charges and railcar lease expense as we expand our shipping operations to transload facilities; and

•	$3.8 million increase in costs of transload facilities; offset by

•	$3.1 million decrease in the cost of sand due mainly to lower cost sources of wet sand.
Depreciation, depletion and amortization
Depreciation, depletion and amortization increased by $3.1 million due mainly to deprecation of the Arland dry plant that was placed in service in December 2014 as well as depletion on the mineral reserves purchased in July 2014.
Selling, general and administrative expenses
The $1.7 million increase in selling, general and administrative expenses is attributable primarily to:

•	$0.7 million increase in employee-related costs;

•	$0.4 million additional property taxes for sand processing assets; and

•	$0.2 million bad debt expense.
Project termination
We recorded a $9.4 million charge to earnings for non-recoverable costs incurred for an uncompleted construction project. See Note 2 to our Condensed Consolidated Financial Statements for further discussion.
Fuel Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	($ in thousands)
Revenues	$132,734	$220,803	$240,451	$430,550
Operating expenses:
Cost of goods sold (excluding depreciation, depletion and amortization)	126,195	209,535	228,270	410,455
Depreciation, depletion and amortization	2,634	3,017	5,273	6,022
Selling, general and administrative expenses	1,203	1,507	2,803	2,789
Operating income	$2,702	$6,744	$4,105	$11,284
Adjusted EBITDA (a)	$5,373	$9,799	$9,461	$17,381

Volume of refined fuels sold (gallons in thousands)	63,402	70,514	119,797	138,742
Volume of terminal throughput (gallons in thousands)	40,796	57,877	80,027	114,751
Volume of transmix refined (gallons in thousands)	25,245	28,479	46,599	63,695
Refined transmix as a percent of total refined fuels sold	39.8%	40.4%	38.9%	45.9%
(a)         See “Adjusted EBITDA” below for a discussion of Adjusted EBITDA and a reconciliation to net income (loss).
Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
Revenues
The major components of the $88.1 million decrease in Fuel segment revenues are:

•	$66.1 million decrease due to lower average fuel sales prices;

•	$20.8 million decrease for lower volumes of fuel sold; and

•	$0.8 million decrease in excise and other transaction taxes.

Cost of goods sold (excluding depreciation, depletion and amortization)
Our cost of goods sold consists primarily of direct costs associated with the purchase of refined fuels, transmix feedstock, plant labor and burden, and costs to operate our transmix and terminal facilities.  The primary components of the $83.3 million decrease in costs of goods sold are:

•	$63.2 million decrease for lower average fuel purchase prices;

•	$19.4 million decrease for lower volumes of fuel sold; and

•	$0.8 million decrease in excise and other transaction taxes.
Depreciation, depletion and amortization
Depreciation, depletion and amortization decreased $0.4 million due primarily to full amortization of certain short-term intangible assets acquired in May 2013.
Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
Revenues
The major components of the $190.1 million decrease in Fuel segment revenues are:

•	$133.9 million decrease due to lower average fuel sales prices;

•	$54.9 million decrease for lower volumes of fuel sold; and

•	$0.9 million decrease in excise and other transaction taxes.
Cost of goods sold (excluding depreciation, depletion and amortization)
Our cost of goods sold consists primarily of direct costs associated with the purchase of refined fuels, transmix feedstock, plant labor and burden, and costs to operate our transmix and terminal facilities.  The primary components of the $182.2 million decrease in costs of goods sold are:

•	$129.3 million decrease for lower average fuel purchase prices;

•	$51.6 million decrease for lower volumes of fuel sold; and

•	$0.9 million decrease in excise and other transaction taxes.
Depreciation, depletion and amortization
Depreciation, depletion and amortization decreased $0.7 million due primarily to full amortization of certain short-term intangible assets acquired in May 2013.
Corporate

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	($ in thousands)
Depreciation, depletion and amortization	$8	$6	$15	$13
Selling, general and administrative expenses	3,290	5,039	7,576	9,016
Operating income (loss)	(3,298)	(5,045)	(7,591)	(9,029)
Other expense (income):
Interest expense, net	2,632	1,943	5,761	3,527
Other	(15)	(32)	(44)	(151)
Income (loss) before provision for taxes	(5,915)	(6,956)	(13,308)	(12,405)
Provision for income taxes	191	170	469	259
Unallocated corporate income (loss)	$(6,106)	$(7,126)	$(13,777)	$(12,664)
Adjusted EBITDA (a)	$(2,355)	$(2,846)	$(4,349)	$(4,686)
(a)         See “Adjusted EBITDA” below for a discussion of Adjusted EBITDA and a reconciliation to net income (loss).

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
Selling, general and administrative expenses
The largest component of the $1.7 million decrease in selling, general and administrative expenses is the $1.3 million decrease in equity-based compensation expense resulting from the vesting of phantom units in May 2015.
Interest
Our interest expense increased by $0.7 million due to higher average balances on outstanding debt, slightly offset by smaller net losses on our interest rate swap agreements.
Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
Selling, general and administrative expenses
The largest component of the by $1.4 million decrease in selling, general and administrative expenses is the $1.1 million decrease in equity-based compensation expense resulting from the vesting of phantom units in May 2015.
Interest
Our interest expense increased by $2.2 million due to higher average balances on outstanding debt as well as a slight increase in interest recognized for capital leases and long-term purchase obligations.

Liquidity and Capital Resources
Our principal liquidity requirements are to finance current operations, fund capital expenditures, including acquisitions from time to time, to service our debt and to pay distributions to partners.  Our sources of liquidity generally include cash generated by our operations, borrowings under our revolving credit and security agreement and issuances of equity and debt securities.  We believe  that our leverage ratio (as defined in our Credit Agreement) will increase over the next 12 months, but that cash generated from our liquidity sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements for at least the next twelve months.
Cash Flow Summary
The table below summarizes our cash flows.

	Six Months Ended June 30,
	2015	2014
	($ in thousands)
Cash flows from operating activities	$39,913	$29,578
Cash flows from investing activities	$(15,543)	$(41,605)
Cash flows from financing activities	$(28,005)	$21,462
Cash and cash equivalents at beginning of period	$6,876	$2,167
Cash and cash equivalents at end of period	$3,241	$11,602
Operating cash flows
Net cash provided from operating activities has generally trended the same as our net income adjusted for non-cash items of depreciation, depletion and amortization, equity-based compensation, amortization of deferred financing costs, write-off of assets, and unrealized losses on derivative instruments. The changes in our operating assets and liabilities were also significantly impacted by lower accounts receivable balances resulting from lower sales of sand and fuel in 2015, a build-up of inventories in 2015, and higher spending for prepaid railcar lease assets in the second quarter of 2014.
Investing cash flows
As a result of the current market conditions, we have significantly curtailed our capital expenditure plans for 2015 and now expect to spend approximately $30 to $40 million dollars for capital expenditures for the full year 2015.

Financing cash flows
The main categories of our financing cash flows can be summarized as follows:

	Six Months Ended June 30,
	2015	2014
	($ in thousands)
Net debt proceeds (payments)	$31,947	$75,986
Distributions to owners	(58,164)	(51,481)
Other	(1,788)	(3,043)
Total	$(28,005)	$21,462
Contractual Obligations
The following table presents the remaining minimum contractual obligations as of June 30, 2015.

	Payments Due By Period
	Total	< 1 Year	1 - 3 Years	3 - 5 Years	> 5 Years
	($ in thousands)
Long-term debt (1)	$287,303	$4,337	$17,267	$265,699	$—
Railcar leases (2)	490,376	28,645	112,554	120,720	228,457
Other operating leases (3)	7,307	1,343	2,284	838	2,842
Purchase commitments (4)	232,646	19,173	66,232	58,031	89,210
Minimum royalty payments (5)	8,370	240	960	960	6,210
Capital lease obligations	157	157	—	—	—
Total	$1,026,159	$53,895	$199,297	$446,248	$326,719

(1)	Assumes balances outstanding as of 6/30/15 will be paid at maturity and includes interest using interest rates in effect at 6/30/15.

(2)	Includes minimum amounts payable under various operating leases for railcars as well as estimated costs to transport leased railcars from the manufacturer to our site for initial placement in service.

(3)	Includes lease agreements for land, facilities and equipment.

(4)	Includes minimum amounts payable under a business acquisition agreement, long-term rail transportation agreements, and other purchase commitments.

(5)	Represents minimum royalty payments for various sand mining locations. The amounts paid will differ based on amounts extracted.
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
Reconciliation of Net Income (Loss) to Adjusted EBITDA
The following tables present a reconciliation of net income (loss) to Adjusted EBITDA for each segment, corporate, and in total.

	Three Months Ended June 30,
	Sand Segment		Fuel Segment		Corporate		Total
	2015	2014	2015	2014	2015	2014	2015	2014
	($ in thousands)
Net income (loss)	$6,288	$20,474	$2,702	$6,744	$(6,106)	$(7,126)	$2,884	$20,092
Interest expense, net	—	—	—	—	2,632	1,943	2,632	1,943
Other (income) loss	—	—	—	—	(15)	(32)	(15)	(32)
Provision for income taxes	—	—	—	—	191	170	191	170
Operating income (loss)	6,288	20,474	2,702	6,744	(3,298)	(5,045)	5,692	22,173
Depreciation, depletion and amortization	4,713	2,688	2,634	3,017	8	6	7,355	5,711
Equity-based compensation expense	—	—	—	—	935	2,193	935	2,193
Loss (gain) on disposal of equipment	—	19	—	—	—	—	—	19
Provision for doubtful accounts	221	(7)	37	38	—	—	258	31
Accretion of asset retirement obligation	20	10	—	—	—	—	20	10
Project termination	2,693	—	—	—	—	—	2,693	—
Adjusted EBITDA	$13,935	$23,184	$5,373	$9,799	$(2,355)	$(2,846)	$16,953	$30,137

	Six Months Ended June 30,
	Sand Segment		Fuel Segment		Corporate		Total
	2015	2014	2015	2014	2015	2014	2015	2014
	($ in thousands)
Net income (loss)	$22,047	$39,958	$4,105	$11,284	$(13,777)	$(12,664)	$12,375	$38,578
Interest expense, net	—	—	—	—	5,761	3,527	5,761	3,527
Other (income) loss	—	—	—	—	(44)	(151)	(44)	(151)
Provision for income taxes	—	—	—	—	469	259	469	259
Operating income (loss)	22,047	39,958	4,105	11,284	(7,591)	(9,029)	18,561	42,213
Depreciation, depletion and amortization	8,507	5,446	5,273	6,022	15	13	13,795	11,481
Equity-based compensation expense	—	—	—	—	3,227	4,330	3,227	4,330
Loss (gain) on disposal of equipment	—	19	8	—	—	—	8	19
Provision for doubtful accounts	221	(12)	75	75	—	—	296	63
Accretion of asset retirement obligation	39	10	—	—	—	—	39	10
Project termination	9,412	—		—			9,412	—
Adjusted EBITDA	$40,226	$45,421	$9,461	$17,381	$(4,349)	$(4,686)	$45,338	$58,116

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information about market risks for the six months ended June 30, 2015, does not differ materially from that discussed under Item 7A of our Annual Report on Form 10-K for 2014.
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
In connection with the preparation of this Quarterly Report, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rule 13a-15(b) of the Exchange Act), as of June 30, 2015. In making this evaluation, our management considered the matters relating to the material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014. Based on this evaluation, and because we are continuing to remediate the material weakness regarding information technology and Sand segment activity controls as described below, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were not effective as of June 30, 2015.
Remediation of previously reported material weaknesses
Information Technology Controls
We are in the process of remediating information technology general control deficiencies that contributed to our material weakness in information technology control activities. Management is currently evaluating the effectiveness of remediation efforts implemented during the second quarter of 2015; and in connection with those efforts, management has:

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
Sand Segment Control Activities
We are in the process of remediating Sand segment accounting control deficiencies that contributed to our material weakness in Sand segment control activities. Management is currently evaluating the effectiveness of remediation efforts implemented during the second quarter of 2015; and in connection with those efforts, management has:

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

•	implemented and continue to implement, additional controls related to the Sand segment’s procurement, general and railcar lease accounting, and capital expenditures processes; and

•	implemented compensating manual controls and processes related to the remaining system access conflicts for Sand segment accounting and finance personnel.

Other Remediation Activities
In addition to the above actions, management has engaged outside resources with expertise in internal controls to assist in the remediation of both material weaknesses.

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
Date: August 6, 2015

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