Form 10-K/A
period 2014-12-31
Emerge Energy Services LP
filed 2015-09-16
CIK 1555177

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE
The Registrant has prepared this Amendment No. 1 (“Amendment”) on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “Original Form 10-K”), which was originally filed on March 2, 2015. The Registrant is filing this Amendment in response to a comment letter received from the Securities and Exchange Commission (the “SEC”). This Amendment is being filed solely to (i) amend Item 9A. Controls and Procedures to include the certifying officers’ conclusions as to the effectiveness of disclosure controls and procedures as required under Item 307 of Regulation S-K, (ii) revise the certifications on Exhibits 31.1 and 31.2 to include additional language in paragraph 4 as required by Item 601(b)(31) of Regulation S-K and (iii) revise the certifications on Exhibits 31.1, 31.2, 32.1 and 32.2 to refer to the Registrant’s Annual Report on Form 10-K.
Except as described above, the Registrant has not modified or updated disclosures made in the Original Form 10-K in this Amendment. Accordingly, this Amendment does not reflect events occurring after the filing of the Registrant's Original Form 10-K or modify or update any disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Registrant’s other filings with the SEC.

2

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

3

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

4

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

5

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
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, has identified material weaknesses in our internal control over financial reporting. As a result of these material weaknesses, the Chief Executive Officer and Chief Financial Officer of our general partner concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective.
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
Changes in Internal Control Over Financial Reporting
There was no change in internal control over financial reporting  during the quarter ended December 31, 2014 (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: September 16, 2015

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

Signature	Title	Date

/s/ Rick Shearer	Chief Executive Officer	September 16, 2015
Rick Shearer	(principal executive officer)

/s/ Joseph C. Tusa, Jr.	Chief Financial Officer	September 16, 2015
Joseph C. Tusa, Jr.	(principal financial officer and principal accounting officer)

/s/ Ted W. Beneski	Chairman of the Board and	September 16, 2015
Ted W. Beneski	Director

/s/ Warren B. Bonham	Director	September 16, 2015
Warren B. Bonham

/s/ Kevin Clark	Director	September 16, 2015
Kevin Clark

/s/ Mark Gottfredson	Director	September 16, 2015
Mark Gottfredson

/s/ Peter Jones	Director	September 16, 2015
Peter Jones

/s/ Francis Kelly	Director	September 16, 2015
Francis Kelly

/s/ Eliot Kerlin	Director	September 16, 2015
Eliot Kerlin

/s/ Victor L. Vescovo	Director	September 16, 2015
Victor L. Vescovo

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Certificate of Limited Partnership of Emerge Energy Services LP (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-187487).

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

10.3#	Emerge Energy Services LP 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed with the SEC on May 20, 2013).

10.4#	Emerge Energy Services LP Director Compensation Program (incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K, filed with the SEC on March 2, 2015).

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

21.1	List of Subsidiaries of Emerge Energy Services LP (incorporated by reference to Exhibit 21.1 to the Registrant's Annual Report on Form 10-K, filed with the SEC on March 2, 2015).

23.1*	Consent of BDO USA, LLP.

23.2*	Consent of Cooper Engineering Company, Inc.

23.3*	Consent of Westward Environmental, Inc.

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

95.1	Mine Safety Disclosure Exhibit (incorporated by reference to Exhibit 95.1 to the Registrant's Annual Report on Form 10-K, filed with the SEC on March 2, 2015).

101	Interactive Data Files - XBRL (incorporated by reference to Exhibit 101 to the Registrant's Annual Report on Form 10-K, filed with the SEC on March 2, 2015)

*    Filed herewith (or furnished in the case of Exhibits 32.1 and 32.2).
#    Compensatory plan or arrangement.

†	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been separately filed with the Securities and Exchange Commission.