Form 10-Q/A
period 2015-06-30
Emerge Energy Services LP
filed 2015-09-16
CIK 1555177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE
The Registrant has prepared this Amendment No. 1 (“Amendment”) on Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the three months ended June 30, 2015 (the “Original Form 10-Q”) which was originally filed on August 6, 2015. The Registrant is filing this Amendment in response to a comment letter received from the Securities and Exchange Commission (the “SEC”). This Amendment is being filed solely to (i) amend Item 4. Controls and Procedures to disclose any change in internal controls over financial reporting that occurred during the last fiscal quarter as required under Item 308(c) of Regulation S-K and (ii) revise the certifications on Exhibits 31.1 and 31.2 to include additional language in paragraph 4 as required by Item 601(b)(31) of Regulation S-K. Accordingly, the Registrant hereby amends and replaces in its entirety Item 4 in the Original Form 10-Q and amends Item 6 in the Original Form 10-Q to reflect the filing of the new certifications.
Except as described above, the Registrant has not modified or updated disclosures made in the Original Form 10-Q in this Amendment. Accordingly, this Amendment does not reflect events occurring after the filing of the Registrant's Original Form 10-Q or modify or update any disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Form 10-Q and the Registrant’s other filings with the SEC.

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
In connection with the preparation of this Quarterly Report, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rule 13a-15(b) of the Exchange Act), as of June 30, 2015. In making this evaluation, our management considered the matters relating to the material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014. Based on this evaluation, and because we are continuing to remediate the material weakness regarding information technology and Sand segment activity controls as described below, the Chief Executive Officer and Chief Financial Officer of our general partner concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were not effective as of June 30, 2015.
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
Changes in Internal Control Over Financial Reporting
There were no other changes in our internal control over financial reporting identified in management’s evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended June 30, 2015 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 6.                                      EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*    Filed herewith.

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

*    Filed herewith.

5