Form 10-Q
period 2015-09-30
Emerge Energy Services LP
filed 2015-11-20
CIK 1555177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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

As of November 13, 2015, 24,119,972 common units were outstanding.

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

•
other factors discussed in this Quarterly Report on Form 10-Q and the detailed factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2014.

When considering forward-looking statements, you should keep in mind the known material risk factors and other cautionary statements set forth in our Annual Report on Form 10-K/A for the year ended December 31, 2014 in “Risk Factors” and in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.”  Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

PART I                                           FINANCIAL INFORMATION

ITEM 1.                                      FINANCIAL STATEMENTS

EMERGE ENERGY SERVICES LP
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands, except unit data)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$5,888	$6,876
Trade and other receivables, net	59,534	75,708
Inventories	39,298	32,278
Prepaid expenses and other current assets	9,089	9,262
Total current assets	113,809	124,124

Property, plant and equipment, net	233,089	238,657
Intangible assets, net	25,947	31,158
Goodwill	29,264	29,264
Other assets, net	12,026	8,924
Total assets	$414,135	$432,127

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$18,849	$21,341
Accrued liabilities	25,190	24,411
Current portion of long-term debt	—	53
Current portion of capital lease liability	—	930
Total current liabilities	44,039	46,735

Long-term debt, net of current portion	272,940	217,023
Business acquisition obligation, net of current portion	8,914	10,737
Capital lease liability, net of current portion	—	57
Other long-term liabilities	3,786	2,386
Total liabilities	329,679	276,938

Commitments and contingencies
Partners’ equity:
General partner	—	—
Limited partner common units (issued and outstanding 24,119,972 units and 23,718,961 units as of September 30, 2015 and December 31, 2014, respectively)	84,456	155,189
Total partners’ equity	84,456	155,189
Total liabilities and partners’ equity	$414,135	$432,127

See accompanying notes to unaudited condensed consolidated financial statements.

EMERGE ENERGY SERVICES LP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues (1)	$176,320	$296,338	$581,133	$868,692
Operating expenses:
Cost of goods sold (excluding depreciation, depletion and amortization) (1)	169,765	251,766	515,028	752,957
Depreciation, depletion and amortization	7,530	6,421	21,325	17,902
Selling, general and administrative expenses	7,693	9,559	25,475	27,028
Project termination	(68)	—	9,344	—
Total operating expenses	184,920	267,746	571,172	797,887
Operating income (loss)	(8,600)	28,592	9,961	70,805

Other expense (income):
Interest expense, net	3,275	1,479	9,036	5,006
Other	(9)	775	(53)	624
Total other expense	3,266	2,254	8,983	5,630
Income (loss) before provision for income taxes	(11,866)	26,338	978	65,175
Provision for income taxes	32	255	501	514
Net income (loss)	$(11,898)	$26,083	$477	$64,661

Earnings (loss) per common unit (basic) (2)	$(0.49)	$1.08	$0.02	$2.69
Earnings (loss) per common unit (diluted) (2)	$(0.49)	$1.08	$0.02	$2.69

Weighted average number of common units outstanding including participating securities (basic) (2)	24,159,656	24,115,926	24,139,772	24,054,747
Weighted average number of common units outstanding (diluted) (2)	24,159,656	24,118,599	24,142,197	24,060,548

(1) Fuel revenues and cost of goods sold include excise taxes and similar taxes:	$14,264	$13,688	$38,579	$38,885
(2) See Note 8.

See accompanying notes to unaudited condensed consolidated financial statements.

EMERGE ENERGY SERVICES LP
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY
($ in thousands)

	Limited Partner Common Units	General Partner (non-economic interest)	Total Partners’ Equity
Balance at December 31, 2014	$155,189	$—	$155,189
Net income	477	—	477
Equity-based compensation expense	3,444	—	3,444
Distributions paid	(74,337)	—	(74,337)
Distribution equivalent rights accrued	(632)	—	(632)
Recovery of short swing profit	315	$—	315
Balance at September 30, 2015	$84,456	$—	$84,456

See accompanying notes to unaudited condensed consolidated financial statements.

EMERGE ENERGY SERVICES LP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$477	$64,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	21,325	17,902
Equity-based compensation expense	3,595	6,726
Project termination costs - non-cash portion	8,684	—
Provision for doubtful accounts	581	101
Loss on disposal of assets	110	4
Amortization of debt discount/premium and deferred financing costs	855	698
Loss on termination of sand supply agreement	—	689
Unrealized loss on derivative instruments	536	387
Other non-cash	80	17
Changes in operating assets and liabilities, net of business acquired:
Restricted cash and equivalents	—	6,188
Accounts receivable	18,220	(43,313)
Inventories	(7,020)	8,377
Prepaid expenses and other current assets	177	(2,780)
Accounts payable and accrued liabilities	(1,957)	7,997
Other assets	(3,100)	(6,368)
Cash flows from operating activities:	42,563	61,286

Cash flows from investing activities:
Purchases of property, plant and equipment	(23,827)	(59,089)
Proceeds from disposals of assets	1,089	335
Collection of notes receivable	10	374
Business acquisitions, net of cash acquired	—	(11,000)
Cash flows from investing activities:	(22,728)	(69,380)

Cash flows from financing activities:
Proceeds from line of credit borrowings	249,500	266,357
Repayment of line of credit borrowings	(194,000)	(171,203)
Repayment of other long-term debt	(53)	(168)
Distributions to unitholders	(74,351)	(79,711)
Payment of business acquisition obligation	(809)	—
Payments on capital lease obligation	(987)	(3,656)
Payment of financing costs	(438)	(2,342)
Recovery of short swing profit	315	11
Cash flows from financing activities:	(20,823)	9,288

Cash and cash equivalents:
Net increase (decrease)	(988)	1,194
Balance at beginning of period	6,876	2,167
Balance at end of period	$5,888	$3,361
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
Secondary Offering
On June 20, 2014, we and our general partner, along with certain selling unitholders named therein (the “Selling Unitholders”) entered into an Underwriting Agreement with underwriters named therein (the “Underwriters”), with respect to the offer and sale (the “Secondary Offering”) by the Selling Unitholders of 3,515,388 common units at a price to the public of $109.06 per common unit ($105.2429 per common unit, net of underwriting discounts and commissions). On June 25, 2014, the Selling Unitholders completed the Secondary Offering. We did not receive any proceeds from the Secondary Offering. Pursuant to the Underwriting Agreement, the Selling Unitholders also granted the Underwriters an option for a period of 30 days to purchase up to an additional 527,307 common units on the same terms, and on July 18, 2014, the Underwriters partially exercised the option to purchase 165,635 common units. Following the closing of this transaction and as of September 30, 2015, Insight Equity Management Company LLC and its affiliated investment funds and its controlling equity owners (collectively “Insight Equity”) held approximately 35% of all of our outstanding common units.
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read together with our 2014 Annual Report on Form 10-K/A. These financial statements include the accounts of all of our subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included.
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
Allowance for Doubtful Accounts
The allowance for doubtful accounts was $1.0 million and $0.4 million at September 30, 2015 and December 31, 2014, respectively.
Inventories
Inventories consisted of the following:

	September 30, 2015	December 31, 2014

	($ in thousands)
Sand work in process	$17,807	$14,413
Sand finished goods	12,628	7,582
Refined fuels	6,820	8,031
Fuel raw materials and supplies	1,950	2,157
Sand raw materials and supplies	93	95
Total	$39,298	$32,278

Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	September 30, 2015	December 31, 2014

	($ in thousands)
Machinery and equipment (1)	$151,548	$146,951
Buildings and improvements (1)	55,680	51,027
Land and improvements (1)	40,169	37,461
Mineral reserves	30,181	30,181
Construction in progress	22,644	24,172
Capitalized reclamation costs	2,445	2,332
Total cost	302,667	292,124
Accumulated depreciation and depletion	69,578	53,467
Net property, plant and equipment	$233,089	$238,657
(1) Includes assets under capital lease
We recognized $16.1 million and $11.6 million of depreciation and depletion expense for the nine months ended September 30, 2015 and 2014, respectively.

Intangible Assets Other Than Goodwill
Our intangible assets other than goodwill consisted of the following:

	Cost	Accumulated Amortization	Net

	($ in thousands)
September 30, 2015:
Trade names	$46	$23	$23
Customer relationships	43,922	19,773	24,149
Supply and transportation agreements	3,330	2,217	1,113
Non-compete agreement	1,550	888	662
Total	$48,848	$22,901	$25,947

December 31, 2014:
Trade names	$46	$20	$26
Customer relationships	43,922	15,293	28,629
Supply and transportation agreements	3,330	1,769	1,561
Non-compete agreement	1,550	608	942
Total	$48,848	$17,690	$31,158
We recognized $5.2 million and $6.3 million of amortization expense for the nine months ended September 30, 2015 and 2014, respectively.
Other Assets, Net
Other assets, net consisted of the following:

	September 30, 2015	December 31, 2014

	($ in thousands)
Prepaid lease assets, net of current portion*	$10,654	$8,333
Other	1,372	591
Total	$12,026	$8,924

*
The cost to transport leased railcars from the manufacturer to our site for initial placement in service is capitalized and amortized over the term of the lease (typically five to seven years). This balance reflects the non-current portion of these capitalized costs.

Accrued Liabilities
Accrued liabilities consisted of the following:

	September 30, 2015	December 31, 2014

	($ in thousands)
Sales, excise, property and income taxes	$6,105	$5,002
Mining	2,945	951
Logistics	2,890	3,185
Deferred revenue	2,750	127
Current portion of business acquisition obligations	2,401	2,702
Salaries and other employee-related	1,852	4,048
Deferred compensation	1,812	1,341
Derivative contract liability	1,016	422
Accrued interest	681	407
Sand purchases and royalties	216	659
Current portion of contract termination	135	—
Construction	—	3,379
Other	2,387	2,188
Total	$25,190	$24,411
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
Project Termination
In 2014, we began development of sand processing facilities in Independence, Wisconsin.  Due to a number of complications, such as an increase in projected operating costs and a decline in the market price and demand for frac sand in early 2015, we determined that this project was no longer economically viable.  As of September 30, 2015, we have recorded a $7.9 million charge to earnings for non-recoverable costs incurred for this project to-date, including items such as engineering, legal and other professional service fees, site preparation costs, and writedowns of assets to estimated net realizable value.  We may adjust this estimate in the future as certain contingencies are resolved and a complete analysis of remaining assets is completed, but we do not expect any such adjustments to be significant. We expect to complete any necessary analysis of assets and record any significant adjustments by the end of 2015.
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
The following table illustrates the exit and disposal reserves related to the termination of the Independence, Wisconsin project included in Accrued liabilities and Other long-term liabilities in our Condensed Consolidated Balance Sheets:

($ in thousands)
Balance at December 31, 2014	$—
Contract termination charges	1,352
Accretion	20
Payments	—
Balance at September 30, 2015	$1,372
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
Retirement Plan
We sponsor a 401(k) plan for substantially all employees that provides for us to match 100% of participant contributions up to 5% of the participant’s pay.  Additionally, we can make discretionary contributions as deemed appropriate by management.  Our employer contributions to these plans totaled $0.6 million and $0.5 million for the nine months ended September 30, 2015 and 2014, respectively.
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
Our largest customer balance represented 17% of our net accounts receivable balance as of September 30, 2015.  On December 31, 2014, our two largest customers represented 24% and 15% of our net accounts receivable balance. No other customer balance exceeded 10% of the total net accounts receivable balance as of September 30, 2015 and December 31, 2014.
No customer represented 10% of total revenues for the nine months ended September 30, 2015, while one customer represented 12% of revenues for the nine months ended September 30, 2014.
Interim Indicators of Impairment
In accordance with our policies, we test goodwill for impairment annually during the fourth quarter as well as in interim periods when indicators of impairment exist.  We also review our long-lived assets other than goodwill for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable.  We have determined that the downturn in the energy industry, a significant decline in our market capitalization and a declining profitability trend are indicators of possible impairment of goodwill as well as other long-lived assets as of September 30, 2015.
Goodwill
The $29.3 million balance of goodwill at September 30, 2015 is related solely to our fuel reporting unit.  Even though our Fuel segment experienced a loss in the third quarter of 2015, we do not believe that these unfavorable results constitute a long-term trend, but are temporary based on the current extreme volatility of refined fuel prices and a temporary sales constraint on our diesel which will be corrected in 2016 with the completion of certain processing equipment.  We have begun the process of performing step one of the two-step goodwill impairment test for our annual assessment, but will complete this analysis in the fourth quarter.  We do not currently believe that this analysis will indicate potential impairment and require the second step of the test.  However, if an impairment is indicated upon completion of the test, it could have a material impact on our consolidated financial statements.

Long-Lived Assets
We believe the decrease in our common units’ market value is attributable primarily to our Sand segment’s decreasing profits and the frac sand industry’s downturn.  Therefore, we have assessed the recoverability of long-lived assets for our Sand segment, and determined that the carrying values are recoverable from our forecasted cash flows as of September 30, 2015.
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual periods beginning after December 15, 2017 with early adoption permitted on January 1, 2017 and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are evaluating the effect of adopting this new accounting guidance but do not expect adoption will have a material impact on our financial position, results of operations or cash flows.
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
3.              LONG-TERM DEBT
Following is a summary of our long-term debt:

	September 30, 2015	December 31, 2014

	($ in thousands)
Revolving credit facility:
Principal	$277,364	$221,864
Deferred financing costs	(4,424)	(4,841)
Other notes	—	53
Total debt	272,940	217,076
Less current portion	—	53
Long-term portion	$272,940	$217,023
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

On September 30, 2015, our total leverage ratio exceeded the threshold of 3.50 to 1.00.  We were in compliance with all other covenants at that time. We advised the lenders under the Credit Agreement when we became aware of the potential covenant breach, and on October 19, 2015, we entered into a limited waiver to the Credit Agreement whereby the lenders waived any default or right to exercise any remedy as a result of our failure to be in compliance with the leverage covenant for the fiscal quarter ended September 30, 2015. As consideration for the waiver, we agreed to not make any repurchases of or quarterly cash distributions on our common units prior to November 13, 2015 and to limit the aggregate amount of advances made under the Credit Agreement between October 19, 2015 and November 13, 2015 to no more than $25 million. On November 12, 2015, we entered into a second limited waiver to the Credit Agreement which extended the period of the waiver granted until November 20, 2015.
On November 18, 2015, we, PNC Bank, National Association, as agent, and the lenders entered into the Second Amendment to the Credit Agreement (the “Second Amendment”). The Second Amendment, among other things, forgoes the application of the total leverage ratio and interest coverage ratio covenants until the earlier of June 30, 2018 or such time as our total leverage ratio is less than 3.50 to 1.00 as of the end of any two consecutive fiscal quarters (the “ratio compliance date”). Prior to the ratio compliance date, we will be subject to the following covenants and restrictions:

•	the $350 million total aggregate commitment under the Credit Agreement will be reduced in an amount equal to the net proceeds of any notes offerings we may make in the future;

•	we will be required to maintain at least $25 million of excess availability (as defined in the Credit Agreement) under the Credit Agreement; and

•	we will be required to generate consolidated EBITDA in certain minimum amounts beginning with the quarter ending December 31, 2015 and rolling forward thereafter.
In addition, the Second Amendment increases the interest rates applicable to borrowings under the Credit Agreement to either, (at our option) (i) LIBOR plus 4.25% or (ii) the base rate plus 3.25%. The Second Amendment also provides for the following covenants and restrictions:

•
our subsidiaries will be restricted from making distributions to us (to permit us to make distributions to unitholders) if, after giving pro forma effect to such distribution, our total leverage ratio would be greater than or equal to 4.00 to 1.00 or the excess availability under the Credit Agreement would be less than the greater of $43.75 million or 12.5% of the total aggregate commitments;

•	we will be restricted from entering into certain substantial acquisition or merger agreements with third-party businesses or making certain other investments;

•	through March 31, 2019, our capital expenditures for growth and maintenance will be restricted and may not exceed certain amounts per quarter;
The foregoing description is not complete and is qualified in its entirety by reference to the full text of the Second Amendment, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

At September 30, 2015, we had undrawn availability under the Credit Facility totaling $63.3 million. At September 30, 2015, our outstanding borrowings under the Credit Agreement bore interest at a weighted-average rate of 3.45%.
4.              COMMITMENTS AND CONTINGENCIES
Contractual Obligations
The following table represents the remaining minimum contractual obligations as of September 30, 2015.

	Railcar Leases (1)	Other Operating Leases (2)	Royalty Commitments (3)	Purchase Commitments (4)

	($ in thousands)
Remainder of 2015	$13,526	$381	$—	$15,351
2016	60,236	1,599	230	23,214
2017	53,557	907	230	22,407
2018	56,470	567	230	23,352
2019	61,935	387	230	22,373
Thereafter	226,141	2,842	1,710	54,122
Total	$471,865	$6,683	$2,630	160,819
Less amount representing interest				(1,441)
Total less interest				$159,378

(1)	Includes minimum amounts payable under various operating leases for railcars as well as estimated costs to transport leased railcars from the manufacturer to our site for initial placement in service.

(2)	Includes lease agreements for land, facilities and equipment.

(3)	Represents minimum royalty payments for various sand mining locations. The amounts paid will differ based on amounts extracted.

(4)	Includes minimum amounts payable under a business acquisition agreement, long-term rail transportation agreements, and other purchase commitments.
Excise Tax Penalty
In 2012, we received an IRS notice of a penalty totaling $340,000 due to failure to file terminal operator reports in electronic format. We filed these returns in paper format. Management protested the audit findings through IRS appeal channels. On May 29, 2015, IRS offered to reduce the penalty to $50,000 which we accepted and paid on June 9, 2015.
Environmental Matter
On November 21, 2013, the EPA issued a General Notice Letter and Information Request (“Notice”) under Section 104(e) of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA”), to one of our subsidiaries operating within the Fuel segment.  The Notice provides that the subsidiary may have incurred liability with respect to the Reef Environmental site in Alabama, and requested certain information in accordance with Section 107(a) of CERCLA.  We timely responded to the Notice.  At this time, no specific claim for cost recovery has been made by the EPA (or any other potentially responsible party) against us.  There is uncertainty relating to our share of environmental remediation liability, if any, because our allocable share of wastewater is unknown and the total remediation cost is also unknown.  Consequently, management is unable to estimate the possible loss or range of loss, if any.  We have not recorded a loss contingency accrual as of September 30, 2015 or December 31, 2014.  In the opinion of management, the outcome of such matters will not have a material adverse effect on our financial position, liquidity or results of operations.
Property Value Guarantees
On September 17, 2015, we entered into an agreement to purchase certain properties and assume leases and other related agreements for future development of sand mining and processing facilities in Wisconsin.  We expect to close this transaction in the fourth quarter of 2015, but do not plan to begin development for at least one year.  Under a mining agreement with a local town, we have assumed contingent obligations to indemnify owners of approximately 145 properties for diminution of value associated with mine operations and limited moving expenses when each landowner decides to sell a property, even if no mine is yet in operation.  As these contingent liabilities cannot be reasonably estimated, no liability has been recorded.

5.              RELATED PARTY TRANSACTIONS
Related party transactions included in our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations are summarized in the following table:

	Nine Months Ended September 30,
	2015	2014

	($ in thousands)
Wages and employee-related costs (1)	$21,280	$19,627
General and administrative expense reimbursements (2)	$280	$75
Lease expense	$19	$19
Recovery of short swing profit	$315	$11

	September 30, 2015	December 31, 2014

	($ in thousands)
Accounts receivable	$475	$181
Accounts payable and accrued liabilities	$1,285	$704

(1)
We do not have any employees.  Our general partner manages our human resource assets, including fringe benefits and other employee-related charges.  We routinely and regularly reimburse our general partner for any employee-related costs paid on our behalf, and report such costs as operating expenses.

(2)	We reimbursed Insight Equity for certain general and administrative costs paid on our behalf.

(3)	Recovery of short swing profits under Section 16(b) under the Exchange Act.
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
On May 14, 2013, we granted 530,588 and 265,294 phantom units to our CEO and Sand Officer, respectively.  Half of these phantom units vested after one year, and the remaining half vested on May 14, 2015. For phantom units granted to employees in 2013, we currently assume a 43-month vesting period, which represents management’s estimate of the amount of time until all vesting conditions have been met. Concurrent with the closing of a secondary offering in June 2014 and the exercise of the underwriters’ over-allotment in July 2014, 90,686 of these phantom units vested and common units were issued. For other phantom units granted to employees, we assume a 36 to 48-month vesting period. Restricted units are awarded to our independent directors on each anniversary of our IPO, each with a vesting period of one year.  Regarding distributions for independent directors and other employees, distributions are credited to a distribution equivalent rights account for the benefit of each participant and become payable generally within 45 days following the date of vesting.  As of September 30, 2015, the unpaid liability for distribution equivalent rights totaled $1.8 million.
In 2015, we granted 25,442 time based phantom units to certain officers and other employees to vest in equal installments on each anniversary date of the grant over a period of three or four years. We also granted 16,242 performance based phantom units to certain officers in 2015. Half of these units will vest when the per-unit closing price increases by 25% or 50% (depending on the grants) and the other half will vest when the per-unit closing price doubles from the per-unit closing price on the initial grant dates.

The following table summarizes awards granted during the nine months ended September 30, 2015.

	Total Units	Phantom Units	Restricted Units	Fair Value per Unit at Award Date
Outstanding at December 31, 2014	605,664	602,836	2,828	$18.12
Granted	52,171	41,684	10,487	39.95
Vested	(401,011)	(397,941)	(3,070)	17.50
Forfeitures	(7,864)	(5,815)	(2,049)	93.21
Outstanding at September 30, 2015	248,960	240,764	8,196	$21.32

For the nine months ended September 30, 2015 and 2014, we recorded non-cash equity-based compensation expense of $3.6 million and $6.7 million, respectively, in selling, general and administrative expenses.  As of September 30, 2015, the unrecognized compensation expense related to the grants discussed above amounted to $3.2 million to be recognized over a weighted average of 1.47 years.
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
The composition of our provision for income taxes follows:

	Nine Months Ended September 30,
	2015	2014

	($ in thousands)
Federal and state income tax expense for Distributor	$215	$275
Texas margin tax	259	239
Canadian income tax	27	—
Total provision for income taxes	$501	$514

Effective Income Tax Rate
Distributor began operations in May 2013.  For the nine months ended September 30, 2015, Distributor’s effective income tax rate was 35%.  For Distributor, there were no significant differences between book and taxable income.  We are responsible for our portion of the Texas margin tax that is included in our subsidiaries’ consolidated Texas franchise tax returns.  For our operations in Texas, the effective margin tax rate is approximately 0.95% as defined by applicable state law.  The margin tax qualifies as an income tax under GAAP, which requires us to recognize the impact of this tax on the temporary differences between the financial statement assets and liabilities and their tax basis attributable to such tax.
8.              EARNINGS PER COMMON UNIT
We compute basic earnings per unit by dividing net income by the weighted-average number of common units outstanding including participating securities.  Participating securities include unvested equity-based payment awards that contain non-forfeitable rights to distributions.
Diluted earnings per unit is computed by dividing net income by the weighted-average number of common units outstanding, including participating securities, and increased further to include the number of common units that would have been outstanding had potential dilutive units been exercised.  The dilutive effect of restricted units is reflected in diluted net income per unit by applying the treasury stock method.  Under FASB ASC 260-10-45, Contingently Issuable Shares, 201,080 of our outstanding phantom units are not included in basic or diluted earnings per common unit calculations as of September 30, 2015.  We incurred a net loss for the three months ended September 30, 2015, and therefore excluded all potentially dilutive restricted units from the diluted earnings per unit calculation for that period as their effect would have been anti-dilutive.
Basic and diluted earnings per unit are computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	($ in thousands, except per unit data)
Net Income (loss)	$(11,898)	$26,083	$477	$64,661

Basic earnings (loss) per unit:
Weighted average common units outstanding	24,119,972	23,717,985	23,924,608	23,462,937
Weighted average phantom units deemed participating securities	39,684	397,941	215,164	591,810
Total	24,159,656	24,115,926	24,139,772	24,054,747
Earnings (loss) per common unit (basic)	$(0.49)	$1.08	$0.02	$2.69

Diluted earnings (loss) per unit:
Weighted average common units outstanding	24,119,972	23,717,985	23,924,608	23,462,937
Weighted average phantom units deemed participating securities	39,684	397,941	215,164	591,810
Weighted average potentially dilutive units outstanding	—	2,673	2,425	5,801
Total	24,159,656	24,118,599	24,142,197	24,060,548
Earnings (loss) per common unit (diluted)	$(0.49)	$1.08	$0.02	$2.69
9.              SEGMENT INFORMATION AND GEOGRAPHICAL DATA
Segment Information
We operate our business through two reportable business segments:

•	Sand - the production and sale of various grades of sand primarily used in the extraction of oil and natural gas and the production of numerous building products and foundry materials.

•	Fuel - the refining of transmix, distribution of finished fuel products, terminal and reclamation activities, and refining of biodiesel.
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
Although not used by management in its performance monitoring activities, asset information is included in the following tables together with financial information concerning our reportable segments for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,
	Sand Segment		Fuel Segment		Corporate		Total
	2015	2014	2015	2014	2015	2014	2015	2014

	($ in thousands)
Revenues	$60,654	$95,783	$115,666	$200,555	$—	$—	$176,320	$296,338
Cost of goods sold (excluding depreciation, depletion and amortization)	53,180	55,747	116,585	196,019	—	—	169,765	251,766
Depreciation, depletion and amortization	4,888	3,396	2,633	3,017	9	8	7,530	6,421
Selling, general and administrative expenses	3,645	3,904	1,039	1,487	3,009	4,168	7,693	9,559
Project termination	(68)	—	—	—	—	—	(68)	—
Operating income (loss)	$(991)	$32,736	$(4,591)	$32	$(3,018)	$(4,176)	$(8,600)	$28,592

	Nine Months Ended September 30,
	Sand Segment		Fuel Segment		Corporate		Total
	2015	2014	2015	2014	2015	2014	2015	2014

	($ in thousands)
Revenues	$225,016	$237,587	$356,117	$631,105	$—	$—	$581,133	$868,692
Cost of goods sold (excluding depreciation, depletion and amortization)	170,173	146,483	344,855	606,474	—	—	515,028	752,957
Depreciation, depletion and amortization	13,395	8,842	7,906	9,039	24	21	21,325	17,902
Selling, general and administrative expenses	11,048	9,568	3,842	4,276	10,585	13,184	25,475	27,028
Project termination	9,344	—	—	—	—	—	9,344	—
Operating income (loss)	$21,056	$72,694	$(486)	$11,316	$(10,609)	$(13,205)	$9,961	$70,805
Total assets (at period end)	$270,394	$255,825	$139,021	$160,076	$4,720	$5,952	$414,135	$421,853
Geographical Data
Although we own no long-term assets outside the United States, our Sand segment began selling product in Canada during 2013.  We recognized $33.2 million and $30.8 million of revenues in Canada for the nine months ended September 30, 2015 and 2014, respectively.  All other sales have occurred in the United States.
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
Our Fuel segment utilizes financial hedging arrangements whereby we hedge a portion of our gasoline and diesel inventory, which reduces our commodity price exposure on some of our activities.  The derivative commodity instruments we utilize consist mainly of futures traded on the New York Mercantile Exchange.  As of September 30, 2015 and December 31, 2014, we had 82 and 0 open commodity derivative contracts, respectively, to manage fuel price risk.
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
The fair values of outstanding derivative instruments and their classifications within our Condensed Consolidated Balance Sheets are summarized as follows:

	September 30, 2015	December 31, 2014	Classification

	($ in thousands)
Derivative assets:
Commodity derivative contracts	$58	$—	Prepaid expenses and other current assets
Derivative liabilities:
Interest rate swaps	$942	$422	Accrued liabilities
Commodity derivative contracts	$74	$—	Accrued liabilities
The effect of derivative instruments, none of which has been designated for hedge accounting, on our Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014	Classification

	(expense $ in thousands)
Interest rate swaps	$419	$(246)	$1,100	$387	Interest expense, net
Commodity derivative contracts	(972)	(714)	181	(310)	Cost of goods sold
	$(553)	$(960)	$1,281	$77

11.       SUPPLEMENTAL CASH FLOW DISCLOSURES
The following supplemental disclosures may assist in the understanding of our Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
	2015	2014

	($ in thousands)
Cash paid for interest	$7,388	$4,174
Cash paid for income taxes, net of refunds	$1,014	$413
Deferred compensation expense	$—	$182
Distribution equivalent rights accrued, net of payments	$618	$555
Capitalized reclamation costs	$113	$420
Purchases of PP&E accrued but not paid at period-end	$376	$1,641
Purchases of PP&E accrued in a prior period and paid in the current period	$5,238	$3,789
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
The following discussion analyzes our financial condition and results of operations and should be read in conjunction with our Annual Report on Form 10-K/A for the year ended December 31, 2014, as well as historical condensed consolidated financial statements and notes included elsewhere in this Quarterly Report.
Acquisition of Mineral Reserves
On July 25, 2014, we completed an acquisition of mineral reserves and related assets to help manage the supply and cost of raw sand to our Wisconsin sand processing plants. See Note 1 to our Condensed Consolidated Financial Statements for further information.

Results of Operations
The following table summarizes our consolidated operating results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	($ in thousands)
Revenues	$176,320	$296,338	$581,133	$868,692

Operating expenses:
Cost of goods sold (excluding depreciation, depletion and amortization)	169,765	251,766	515,028	752,957
Depreciation, depletion and amortization	7,530	6,421	21,325	17,902
Selling, general and administrative expenses	7,693	9,559	25,475	27,028
Project termination	(68)	—	9,344	—
Total operating expenses	184,920	267,746	571,172	797,887
Operating income (loss)	(8,600)	28,592	9,961	70,805
Other expense (income):
Interest expense	3,275	1,479	9,036	5,006
Other	(9)	775	(53)	624
Total other expense	3,266	2,254	8,983	5,630
Income (loss) before provision for income taxes	(11,866)	26,338	978	65,175
Provision for income taxes	32	255	501	514
Net income (loss)	$(11,898)	$26,083	$477	$64,661

Adjusted EBITDA (a)	$(342)	$37,439	$44,996	$95,555
(a)         See “Adjusted EBITDA” below for a discussion of Adjusted EBITDA and a reconciliation to net income (loss).
Major Factors Impacting Comparability Between Prior and Future Periods
Market Trends
Beginning in late 2014, the market prices for crude oil and refined products began an unpredictably steep and protracted decline which has continued throughout 2015. This has greatly impacted the demand for frac sand as drilling and completion of new oil and natural gas wells has been significantly curtailed in North America. As a result, we are experiencing continued, significant downward pressure on pricing while rig counts and oil prices continue to decline. We expect drilling and well completion activity levels, based on indications from our customers and other industry sources, will be extremely weak in the fourth quarter of this year. While we do ultimately expect a recovery in the frac sand market, we now expect that any market recovery in our frac sand business will occur during the second half of 2016 or, potentially, not until 2017. We expect that this decline in completion activity will put further pressure on frac sand prices, resulting in weak frac sand demand for an extended period of time.
During periods of rapid declines in refined fuel market prices, our Fuel segment experienced lower margins, as the wholesale price of fuels decreased between the time the fuel was purchased or processed and the time it was sold. Generally, as market prices stabilize, margins in our Fuel segment also tend to stabilize.
Cost Reductions
In order to conserve liquidity and respond to the industry downturn, we have become increasingly focused on prudently reducing costs while maintaining our ability to quickly respond to increased demand when the market begins to recover in the future. We have already implemented plans, but will continue to aggressively contain costs in the future. As the market trends have had the most impact on our frac sand business, we have concentrated our efforts on the Sand segment. However, we continue to explore cost reductions across all areas of our business, including the Fuel segment and corporate. Such measures include, but are not limited to:

•	We reduced headcount in all areas - Sand segment, Fuel segment, and corporate. Most of these reductions occurred in the fourth quarter of 2015.

•	We are minimizing the overall cost of sand sold by finding the lowest cost combinations of sand source, production location and transportation providers wherever possible.

•	We began shutting down our more expensive wet plants for winter earlier than normal this year, as we have sufficient wet sand stockpiled for processing in our dry plants throughout the winter months.

•
We have idled one of our Wisconsin wet plants with the highest cost per ton, and we have strategically shifted sourcing of wet sand from higher cost sources to lower cost sources as demand for our frac sand has decreased.

•
We began using new mining techniques at two of our Wisconsin mines in the third quarter of 2015, and plan to introduce these techniques to our Kosse mine in the near term. We expect to see over $1 per ton savings for frac sand sourced from these mines as these techniques are fully implemented and the resulting finished sand is sold.

•
We introduced new processing techniques at our Kosse plant in the third quarter of 2015 that allowed us to inexpensively extract significant amounts of saleable frac sand from previously mined and discarded waste sand.

•
We have negotiated, and continue to negotiate, price concessions and purchase commitment concessions from our major vendors, such as rail transportation providers, mine operators, transload facilities operators, and professional services providers.

•
We have cut our planned 2015 capital expenditures to less than half of the $110 million planned at the beginning of the year, including the first quarter termination of a sand facilities project described below.

Development of Sand Distribution System
In 2013 and 2014, we developed our sand distribution system through the addition of third-party transload facilities in the basins in which our customers operate. We are able to charge higher prices for these in-basin sales than for FOB-plant sales to provide this additional service and convenience to our customers and to cover related transportation and other services costs. However, these additional markups for in-basin sales have also been cut due to pricing pressures during this industry down-cycle.
Increasing Fixed Costs for Sand
During 2014, our rapidly expanding frac sand business required us to contract for numerous railcars to be delivered and leased in the future as well as contracting for the new transload facilities discussed above. As our railcar fleet and distribution system has expanded while sales volumes contracted, our fixed costs per ton have increased, and will continue to increase as new railcars are placed in service in the fourth quarter of 2015. These increasing fixed costs may offset the impact of our cost reduction activities described above. We are currently working with our vendors to delay further shipment of railcars in the future and to provide relief on certain of our fixed costs similar to the relief we have provided to our own customers.
Expansion of Sand Resources
In 2014, our Sand segment added the LP mine and wet plant, Thompson Hills mine and wet plant, and the Arland dry plant. We also acquired the Church Road mineral reserves and related assets in July 2014 to better manage the cost of raw sand for a portion of our Wisconsin plants’ production.
Project Termination
In 2014, we began development of sand processing facilities in Independence, Wisconsin.  Due to a number of complications, such as an increase in projected operating costs and a decline in the market price and demand for frac sand in early 2015, we determined that this project was no longer economically viable.  As of September 30, 2015, we have recorded a $7.9 million charge to earnings for non-recoverable costs incurred for this project to-date, including items such as engineering, legal and other professional service fees, site preparation costs, and writedowns of assets to estimated net realizable value.  We may adjust this estimate in the future as certain contingencies are resolved and a complete analysis of remaining assets is completed, but we do not expect any such adjustments to be significant. We expect to complete any necessary analysis of assets and record any significant adjustments by the end of 2015.
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
Diesel Fuel
As discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2014, railroads must begin purchasing Tier 4 locomotives, which only accept 15 ppm sulfur diesel, starting in 2015. As a result, the 500 ppm sulfur diesel our Fuel segment currently sells from our transmix processing has begun to be phased out of the locomotive market, beginning in the middle of 2015. During the quarter ended June 30, 2015, we adopted business practices to accommodate the shift in product mix from our railroad customers.  The shift to other uses was less profitable in the third quarter.  We have worked with the suppliers of our transmix to mitigate the impact to our bottom line going forward. To remediate this condition long term, we have contracted to purchase and install two hydrotreaters designed to remove sulfur to the level of 15 ppm.  At 15 ppm sulfur, diesel we derive from transmix can be sold for any legal use including railroads and on-road transportation.  We will install one unit at our Dallas-Ft. Worth, Texas facility and a second unit at our Birmingham, Alabama facility.  We expect the hydrotreaters to become operational in the spring of 2016.  We plan to invest approximately $17 million for both units, of which we had already paid $4.7 million as of September 30, 2015.
Interim Indicators of Impairment
In accordance with our policies, we test goodwill for impairment annually during the fourth quarter as well as in interim periods when indicators of impairment exist.  We also review our long-lived assets other than goodwill for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable.  We have determined that the downturn in the energy industry, a significant decline in our market capitalization and a declining profitability trend are indicators of possible impairment of goodwill as well as other long-lived assets as of September 30, 2015.
Goodwill
The $29.3 million balance of goodwill at September 30, 2015 is related solely to our fuel reporting unit.  Even though our Fuel segment experienced a loss in the third quarter of 2015, we do not believe that these unfavorable results constitute a long-term trend, but are temporary based on the current extreme volatility of refined fuel prices and a temporary sales constraint on our diesel which will be corrected in 2016 with the completion of certain processing equipment.  We have begun the process of performing step one of the two-step goodwill impairment test for our annual assessment, but will complete this analysis in the fourth quarter.  We do not currently believe that this analysis will indicate potential impairment and require the second step of the test.  However, if an impairment is indicated upon completion of the test, it could have a material impact on our consolidated financial statements.
Long-lived assets
We believe the decrease in our common units’ market value is attributable primarily to our Sand segment’s decreasing profits and the frac sand industry’s downturn.  Therefore, we have assessed the recoverability of long-lived assets for our Sand segment, and determined that the carrying values are recoverable from our forecasted cash flows as of September 30, 2015.
Sand Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	($ in thousands)
Revenues	$60,654	$95,783	$225,016	$237,587
Operating expenses:
Cost of goods sold (excluding depreciation, depletion and amortization)	53,180	55,747	170,173	146,483
Depreciation, depletion and amortization	4,888	3,396	13,395	8,842
Selling, general and administrative expenses	3,645	3,904	11,048	9,568
Project termination	(68)	—	9,344	—
Operating income (loss)	$(991)	$32,736	$21,056	$72,694
Adjusted EBITDA (a)	$4,220	$36,139	$44,446	$81,560

Volume of sand sold (tons in thousands)	799	1,146	2,811	3,073
Volume of sand produced by dry plant (tons in thousands):
Arland, Wisconsin facility	246	—	899	—
Barron, Wisconsin facility	389	598	1,239	1,654
New Auburn, Wisconsin facility	78	365	561	1,015
Kosse, Texas facility	85	88	215	218
Total volume of sand produced	798	1,051	2,914	2,887
(a)         See “Adjusted EBITDA” below for a discussion of Adjusted EBITDA and a reconciliation to net income (loss).

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30,  2014
Revenues
Sand revenues decreased by $35.1 million, primarily due to significant price decreases and a 30% decrease in total volumes sold as a result of the downturn in market demand for frac sand.  However, we have increased the volumes sold through transload sites from 30% to 51% of total volumes sold. We typically charge higher prices for sales from transload sites in order to cover the additional transportation costs.
The major changes from 2014 to 2015 are as follows:

•
$31.2 million decrease in sales of Northern White sand (excluding estimated transportation markups and shortfall revenues), relating primarily to a 33% decrease in volumes sold as well as decreased pricing in light of current market conditions for frac sand;

•	an estimated $5.4 million decrease for significant reductions in markups per ton sold through transload sites, net of increased volumes sold through these sites; offset by

•	$0.8 million of business interruption insurance proceeds received in 2015 to reimburse us for lost sales during a time of equipment failure in 2014;

•	$0.6 million increase in sales of native Texas sand (from our Kosse plant) due to increased markups; and

•	$0.1 million of shortfall revenues recognized on a take-or-pay customer contract in 2015.
Cost of goods sold (excluding depreciation, depletion and amortization)
Our cost of goods sold consists primarily of direct costs such as processing plant wages, royalties, mining, purchased sand, and transportation to the plant or to transload facilities, as well as indirect costs such as plant repairs and maintenance. Our direct costs of producing sand decreased with our decreased sales, but our logistics costs for finished product have increased as we expand our sales through transload sites.  The most significant components of the $2.6 million decrease are:

•	$9.2 million decrease in the total cost to acquire and produce wet and dry sand, due mainly to lower sales volumes and lower-cost sources for wet sand; offset by

•	$5.2 million increase in rail transportation-related expense, due mainly to higher railcar lease expense and rail use charges as we expand our shipping operations to transload facilities; and

•	$1.3 million increase in costs of transload facilities.
Depreciation, depletion and amortization
Depreciation, depletion and amortization increased by $1.5 million due mainly to deprecation of the Arland dry plant that was placed in service in December 2014 as well as depletion on the mineral reserves purchased in July 2014.
Selling, general and administrative expenses
The $0.3 million decrease in selling, general and administrative expenses is attributable primarily to:

•	$1.0 million refund of legal fees associated with past litigation; offset by

•	$0.2 million increase in bad debt expense; and

•	$0.2 million additional property taxes for sand processing assets.
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30,  2014
Revenues
Sand revenues decreased by $12.6 million, primarily due to a 9% decrease in total volumes sold, due to strong sales volumes in the first quarter of 2015, offset by significant price reductions.  We have also increased the volumes sold through transload sites from 21% to 40% of total volumes sold. We charge higher prices for sales from transload sites in order to cover the additional transportation costs.
The major changes from 2014 to 2015 are as follows:

•	an estimated $17.3 million increase for higher markups related to transportation for increased sales through transload sites, net of reductions in these markups per ton;

•	$4.1 million of shortfall revenues recognized on take-or-pay customer contracts in 2015;

•	$2.6 million of business interruption insurance proceeds received in 2015 to reimburse us for lost sales during a time of equipment failure in 2014; and

•	$2.1 million increase in sales of native Texas sand (from our Kosse plant) due to a 4% increase in volumes sold; offset by

•
$38.7 million decrease in sales of Northern White sand (excluding estimated transportation markups and shortfall revenues), due to decreased pricing in light of current market conditions for frac sand.

Cost of goods sold (excluding depreciation, depletion and amortization)
Our cost of goods sold consists primarily of direct costs such as processing plant wages, royalties, mining, purchased sand, and transportation to the plant or to transload facilities, as well as indirect costs such as plant repairs and maintenance. Our direct costs of producing sand decreased with our decreased sales, but our logistics costs for finished product have increased as we expand our sales through transload sites.  The most significant components of the $23.7 million increase are:

•	$30.9 million increase in rail transportation-related expense, due mainly to higher rail use charges and railcar lease expense as we expand our shipping operations to transload facilities; and

•	$5.1 million increase in costs of transload facilities; offset by

•	$12.3 million decrease in the cost of sand due mainly to lower cost sources of wet sand.
Depreciation, depletion and amortization
Depreciation, depletion and amortization increased by $4.6 million due mainly to deprecation of the Arland dry plant that was placed in service in December 2014 as well as depletion on the mineral reserves purchased in July 2014.
Selling, general and administrative expenses
The $1.5 million increase in selling, general and administrative expenses is attributable primarily to:

•	$0.7 million additional property taxes for sand processing assets;

•	$0.6 million increase in employee-related costs;

•	$0.5 million increase in bad debt expense; and

•	$0.2 million increase in other licenses and permits; offset by

•	$1.0 million refund of legal fees associated with past litigation.
Project termination
We recorded a $9.3 million charge to earnings for non-recoverable costs incurred for an uncompleted construction project. See Note 2 to our Condensed Consolidated Financial Statements for further discussion.

Fuel Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	($ in thousands)
Revenues	$115,666	$200,555	$356,117	$631,105
Operating expenses:
Cost of goods sold (excluding depreciation, depletion and amortization)	116,585	196,019	344,855	606,474
Depreciation, depletion and amortization	2,633	3,017	7,906	9,039
Selling, general and administrative expenses	1,039	1,487	3,842	4,276
Operating income (loss)	$(4,591)	$32	$(486)	$11,316
Adjusted EBITDA (a)	$(1,921)	$3,072	$7,540	$20,453

Volume of refined fuels sold (gallons in thousands)	64,567	67,421	184,364	206,163
Volume of terminal throughput (gallons in thousands)	24,580	52,577	107,142	167,238
Volume of transmix refined (gallons in thousands)	19,215	28,082	65,814	91,777
Refined transmix as a percent of total refined fuels sold	29.8%	41.7%	35.7%	44.5%
(a)         See “Adjusted EBITDA” below for a discussion of Adjusted EBITDA and a reconciliation to net income (loss).
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
Revenues
The major components of the $84.9 million decrease in Fuel segment revenues are:

•	$77.6 million decrease due to lower average fuel sales prices;

•	$7.9 million decrease for lower volumes of fuel sold; and

•	$0.6 million increase in excise and other transaction taxes.
Cost of goods sold (excluding depreciation, depletion and amortization)
Our cost of goods sold consists primarily of direct costs associated with the purchase of refined fuels, transmix feedstock, plant labor and burden, and costs to operate our transmix and terminal facilities.  The primary components of the $79.4 million decrease in costs of goods sold are:

•	$72.8 million decrease for lower average fuel purchase prices;

•	$7.6 million decrease for lower volumes of fuel sold; and

•	$0.6 million increase in excise and other transaction taxes.
Depreciation, depletion and amortization
Depreciation, depletion and amortization decreased $0.4 million due primarily to full amortization of certain short-term intangible assets acquired in May 2013.
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30,  2014
Revenues
The major components of the $275.0 million decrease in Fuel segment revenues are:

•	$212.1 million decrease due to lower average fuel sales prices;

•	$62.2 million decrease for lower volumes of fuel sold; and

•	$0.3 million decrease in excise and other transaction taxes.

Cost of goods sold (excluding depreciation, depletion and amortization)
Our cost of goods sold consists primarily of direct costs associated with the purchase of refined fuels, transmix feedstock, plant labor and burden, and costs to operate our transmix and terminal facilities.  The primary components of the $261.6 million decrease in costs of goods sold are:

•	$202.4 million decrease for lower average fuel purchase prices;

•	$58.9 million decrease for lower volumes of fuel sold; and

•	$0.3 million decrease in excise and other transaction taxes.
Depreciation, depletion and amortization
Depreciation, depletion and amortization decreased $1.1 million due primarily to full amortization of certain short-term intangible assets acquired in May 2013.
Corporate

	Three Months Ended September 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	($ in thousands)
Depreciation, depletion and amortization	$9	$8	$24	$21
Selling, general and administrative expenses	3,009	4,168	10,585	13,184
Operating income (loss)	(3,018)	(4,176)	(10,609)	(13,205)
Other expense (income):
Interest expense, net	3,275	1,479	9,036	5,006
Other	(9)	775	(53)	624
Income (loss) before provision for taxes	(6,284)	(6,430)	(19,592)	(18,835)
Provision for income taxes	32	255	501	514
Unallocated corporate income (loss)	$(6,316)	$(6,685)	$(20,093)	$(19,349)
Adjusted EBITDA (a)	$(2,641)	$(1,772)	$(6,990)	$(6,458)
(a)         See “Adjusted EBITDA” below for a discussion of Adjusted EBITDA and a reconciliation to net income (loss).
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
Selling, general and administrative expenses
The largest component of the $1.2 million decrease in selling, general and administrative expenses is the $2.0 million decrease in equity-based compensation expense resulting from the vesting of phantom units in May 2015, partially offset by a $0.7 million increase in professional fees.
Interest
Our interest expense increased by $1.8 million due to higher average balances on outstanding debt, as well as larger net losses on our interest rate swap agreements.
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30,  2014
Selling, general and administrative expenses
The largest component of the $2.6 million decrease in selling, general and administrative expenses is the $3.2 million decrease in equity-based compensation expense resulting from the vesting of phantom units in May 2015.
Interest
Our interest expense increased by $4.0 million due to higher average balances on outstanding debt, larger net losses on our interest rate swap agreements, and higher interest on long-term purchase obligations, partially offset by interest recognized for capital leases in 2014.

Liquidity and Capital Resources
Sources of Liquidity
Our principal liquidity requirements are to finance current operations, fund capital expenditures, including acquisitions from time to time, to service our debt and to pay distributions to partners.  Our sources of liquidity generally include cash generated by our operations, borrowings under our revolving credit and security agreement and issuances of equity and debt securities.  We depend on the Credit Agreement for both short-term and long-term capital needs and may use borrowings under our Credit Agreement to fund our operations and capital expenditures to the extent cash generated by our operations is insufficient in any period. Following our entry into the Second Amendment described below, we believe that cash generated from our liquidity sources will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. At September 30, 2015, we had undrawn availability under the Credit Facility totaling $63.3 million.
In addition to our continued focus on generating and preserving cash from operations and maintaining availability under the Credit Agreement, we may access the capital markets to obtain additional liquidity through equity and debt offerings. Any new issuances may take the form of public or private offerings for cash, equity issued to consummate acquisitions or equity issued in exchange for a portion of our outstanding debt. We may also from time to time seek to retire or purchase outstanding debt through cash purchases and/or exchanges for equity or other debt securities, in open market purchases, privately negotiated transactions or otherwise. However, there can be no assurance that we will be able to complete any of these transactions on favorable terms or at all.
Credit Agreement Amendment and Waiver
As of September 30, 2015, the total leverage ratio requirement under our Credit Agreement, one of the primary financial covenants that we are required to maintain thereunder, exceeded the covenant’s limitation of 3.50 to 1.00. We advised the lenders under the Credit Agreement when we became aware of the potential covenant breach, and on October 19, 2015, we entered into a limited waiver to the Credit Agreement whereby the lenders waived any default or right to exercise any remedy as a result of our failure to be in compliance with the leverage covenant for the fiscal quarter ended September 30, 2015. As consideration for the waiver, we agreed to not make any repurchases of or quarterly cash distributions on our common units prior to November 13, 2015 and to limit the aggregate amount of advances made under the Credit Agreement between October 19, 2015 and November 13, 2015 to no more than $25.0 million. On November 12, 2015, we entered into a second limited waiver to the Credit Agreement which extended the period of the waiver granted until November 20, 2015.
On November 18, 2015, we, PNC Bank, National Association, as agent, and the lenders entered into the Second Amendment to the Credit Agreement (the “Second Amendment”). The Second Amendment, among other things, forgoes the application of the total leverage ratio and interest coverage ratio covenants until the earlier of June 30, 2018 or such time as our total leverage ratio is less than 3.50 to 1.00 as of the end of any two consecutive fiscal quarters (the “ratio compliance date”). Prior to the ratio compliance date, we will be subject to the following covenants and restrictions:

•	the $350 million total aggregate commitment under the Credit Agreement will be reduced in an amount equal to the net proceeds of any notes offerings we may make in the future;

•	we will be required to maintain at least $25 million of excess availability (as defined in the Credit Agreement) under the Credit Agreement; and

•	we will be required to generate consolidated EBITDA in certain minimum amounts beginning with the quarter ending December 31, 2015 and rolling forward thereafter.
In addition, the Second Amendment increases the interest rates applicable to borrowings under the Credit Agreement to either, (at our option) (i) LIBOR plus 4.25% or (ii) the base rate plus 3.25%. The Second Amendment also provides for the following covenants and restrictions:

•
our subsidiaries will be restricted from making distributions to us (to permit us to make distributions to unitholders) if, after giving pro forma effect to such distribution, our total leverage ratio would be greater than or equal to 4.00 to 1.00 or the excess availability under the Credit Agreement would be less than the greater of $43.75 million or 12.5% of the total aggregate commitments;

•	we will be restricted from entering into certain substantial acquisition or merger agreements with third-party businesses or making certain other investments;

•	through March 31, 2019, our capital expenditures for growth and maintenance will be restricted and may not exceed certain amounts per quarter;
The foregoing description is not complete and is qualified in its entirety by reference to the full text of the Second Amendment, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Liquidity Trends
Beginning in the second half of 2014 and continuing through the third quarter of 2015, prices for natural gas, crude oil and refined fuels have been extremely volatile and decreased significantly. Our cash flows from operating activities are subject to significant quarterly variations as these volatile commodity prices negatively impact demand for our Sand segment’s frac sand as well as our Fuel segment’s exposure to partially-unhedged commodity price risk for refined products. Therefore, the cash generated by our operations are driven by a number of factors beyond our control, including global and regional product supply and demand, weather, product distribution, refining and processing capacity and other supply chain dynamics, among other factors. In this current environment, we anticipate that our liquidity needs will not be met solely by cash generated from operations, and we expect to rely more heavily on borrowings under the Credit Agreement as a source of future liquidity.
However, our ability to comply with the restrictions and covenants of the Credit Agreement is uncertain and will be affected by the amount of cash flow from our operations and events or circumstances beyond our control, including events and circumstances that may stem from the condition of financial markets and commodity price levels. If in the future we are unable to comply with the financial covenants of the Credit Agreement and the lenders are unwilling to provide us with additional flexibility or a waiver, we may be forced to repay or refinance amounts then outstanding under the Credit Agreement and seek alternative sources of capital to fund our business and anticipated capital expenditures. Any such alternative sources of capital, such as equity transactions or debt financing, may be on terms less favorable or at higher costs than our current financing sources, depending on future market conditions and other factors.
Cash Flow Summary
The table below summarizes our cash flows.

	Nine Months Ended September 30,
	2015	2014

	($ in thousands)
Cash flows from operating activities	$42,563	$61,286
Cash flows from investing activities	$(22,728)	$(69,380)
Cash flows from financing activities	$(20,823)	$9,288
Cash and cash equivalents at beginning of period	$6,876	$2,167
Cash and cash equivalents at end of period	$5,888	$3,361
Operating cash flows
Net cash provided from operating activities has generally trended the same as our net income adjusted for non-cash items of depreciation, depletion and amortization, equity-based compensation, amortization of deferred financing costs, project termination costs, and unrealized losses on derivative instruments. The changes in our operating assets and liabilities were also significantly impacted by lower accounts receivable balances resulting from lower sales of sand and fuel in 2015, a build-up of inventories in 2015, lower accounts payables and accrued liabilities balances due to lower cost of fuel in 2015, and higher spending for prepaid railcar lease assets in 2014.
Investing cash flows
As a result of the current market conditions, we have significantly curtailed our capital expenditure plans for 2015 and now expect to spend approximately $30 to $40 million dollars for capital expenditures for the full year 2015.
Financing cash flows
The main categories of our financing cash flows can be summarized as follows:

	Nine Months Ended September 30,
	2015	2014

	($ in thousands)
Net debt proceeds (payments)	$55,447	$94,986
Distributions to owners	(74,351)	(79,711)
Other	(1,919)	(5,987)
Total	$(20,823)	$9,288

Contractual Obligations
The following table presents the remaining minimum contractual obligations as of September 30, 2015.

	Payments Due By Period
	Total	< 1 Year	1 - 3 Years	3 - 5 Years	> 5 Years

	($ in thousands)
Long-term debt (1)	$317,090	$2,664	$20,912	$293,514	$—
Railcar leases (2)	471,865	13,526	113,793	118,405	226,141
Other operating leases (3)	6,683	381	2,506	954	2,842
Purchase commitments (4)	160,819	15,351	45,621	45,725	54,122
Minimum royalty payments (5)	2,630	—	460	460	1,710
Total	$959,087	$31,922	$183,292	$459,058	$284,815

(1)	Assumes balances outstanding as of 9/30/15 will be paid at maturity and includes interest using interest rates in effect at 9/30/15.

(2)	Includes minimum amounts payable under various operating leases for railcars as well as estimated costs to transport leased railcars from the manufacturer to our site for initial placement in service.

(3)	Includes lease agreements for land, facilities and equipment.

(4)	Includes minimum amounts payable under a business acquisition agreement, long-term rail transportation agreements, asset purchase/construction agreements, and other purchase commitments.

(5)	Represents minimum royalty payments for various sand mining locations. The amounts paid will differ based on amounts extracted.
Property Value Guarantees
On September 17, 2015, we entered into an agreement to purchase certain properties and assume leases and other related agreements for future development of sand mining and processing facilities in Wisconsin.  We expect to close this transaction in the fourth quarter of 2015, but do not plan to begin development for at least one year.  Under a mining agreement with a local town, we have assumed contingent obligations to indemnify owners of approximately 145 properties for diminution of value associated with mine operations and limited moving expenses when each landowner decides to sell a property, even if no mine is yet in operation.  As these contingent liabilities cannot be reasonably estimated, no liability has been recorded.

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
Reconciliation of Net Income (Loss) to Adjusted EBITDA
The following tables present a reconciliation of net income (loss) to Adjusted EBITDA for each segment, corporate, and in total.

	Three Months Ended September 30,
	Sand Segment		Fuel Segment		Corporate		Total
	2015	2014	2015	2014	2015	2014	2015	2014

	($ in thousands)
Net income (loss)	$(991)	$32,736	$(4,591)	$32	$(6,316)	$(6,685)	$(11,898)	$26,083
Interest expense, net	—	—	—	—	3,275	1,479	3,275	1,479
Other (income) loss	—	—	—	—	(9)	775	(9)	775
Provision for income taxes	—	—	—	—	32	255	32	255
Operating income (loss)	(991)	32,736	(4,591)	32	(3,018)	(4,176)	(8,600)	28,592
Depreciation, depletion and amortization	4,888	3,396	2,633	3,017	9	8	7,530	6,421
Equity-based compensation expense	—	—	—	—	368	2,396	368	2,396
Loss (gain) on disposal of equipment	102	—	—	(15)	—	—	102	(15)
Provision for doubtful accounts	248	—	37	38	—	—	285	38
Accretion expense	41	7	—	—	—	—	41	7
Project termination	(68)	—	—	—	—	—	(68)	—
Adjusted EBITDA	$4,220	$36,139	$(1,921)	$3,072	$(2,641)	$(1,772)	$(342)	$37,439

	Nine Months Ended September 30,
	Sand Segment		Fuel Segment		Corporate		Total
	2015	2014	2015	2014	2015	2014	2015	2014

	($ in thousands)
Net income (loss)	$21,056	$72,694	$(486)	$11,316	$(20,093)	$(19,349)	$477	$64,661
Interest expense, net	—	—	—	—	9,036	5,006	9,036	5,006
Other (income) loss	—	—	—	—	(53)	624	(53)	624
Provision for income taxes	—	—	—	—	501	514	501	514
Operating income (loss)	21,056	72,694	(486)	11,316	(10,609)	(13,205)	9,961	70,805
Depreciation, depletion and amortization	13,395	8,842	7,906	9,039	24	21	21,325	17,902
Equity-based compensation expense	—	—	—	—	3,595	6,726	3,595	6,726
Loss (gain) on disposal of equipment	102	19	8	(15)	—	—	110	4
Provision for doubtful accounts	469	(12)	112	113	—	—	581	101
Accretion expense	80	17	—	—	—	—	80	17
Project termination	9,344	—		—			9,344	—
Adjusted EBITDA	$44,446	$81,560	$7,540	$20,453	$(6,990)	$(6,458)	$44,996	$95,555

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information about market risks for the nine months ended September 30, 2015, does not differ materially from that discussed under Item 7A of our Annual Report on Form 10-K/A for 2014.
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
In connection with the preparation of this Quarterly Report, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rule 13a-15(b) of the Exchange Act), as of September 30, 2015. In making this evaluation, our management considered the matters relating to the material weaknesses disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2014. Based on this evaluation, and because we are continuing to remediate the material weakness regarding information technology and Sand segment activity controls as described below, the Chief Executive Officer and Chief Financial Officer of our general partner concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were not effective as of September 30, 2015.
Remediation of previously reported material weaknesses
Information Technology Controls
We are in the process of remediating information technology general control deficiencies that contributed to our material weakness in information technology control activities. Management is currently evaluating the effectiveness of remediation efforts implemented during the second and third quarter of 2015; and in connection with those efforts, management has:

•	added competent information technology support personnel as outlined in the headcount and competency gap analysis performed by management shortly after issuing the 2014 10-K/A;

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
Sand Segment Control Activities
We are in the process of remediating Sand segment accounting control deficiencies that contributed to our material weakness in Sand segment control activities. Management is currently evaluating the effectiveness of remediation efforts implemented during the second and third quarter of 2015; and in connection with those efforts, management has:

•	added competent accounting and finance personnel as outlined in the headcount and competency gap analysis performed by management shortly after issuing the 2014 10-K/A;

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
Changes in Internal Control over Financial Reporting
There were no other changes in our internal control over financial reporting identified in management’s evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended September 30, 2015 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.                                                RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2014, which could materially affect our business, financial condition or future results.  The risks described in this report and in our Annual Report on Form 10-K/A are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
We may have difficulty maintaining compliance with the covenants and ratios required under our Credit Agreement, which include a maximum leverage ratio on a quarterly basis. Failure to maintain compliance with these financial covenants could adversely affect our operations, financial condition and our ability to pay distributions to our unitholders.
We depend on our Credit Agreement for future capital needs and to fund our operations and capital expenditures, as necessary. We are required to comply with certain financial covenants and ratios under the Credit Agreement. Our ability to comply with these restrictions and covenants in the future is uncertain and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control, including events and circumstances that may stem from the condition of financial markets and commodity price levels. We were unable to maintain compliance with total leverage ratio required by our Credit Agreement as it existed prior to the Second Amendment during the quarter ended September 30, 2015. On November 18, 2015, we entered into the Second Amendment to the Credit Agreement that, among other things, forgoes the application of the total leverage ratio and interest coverage ratio covenants until the earlier of June 30, 2018 or such time as our total leverage ratio is less than 3.5 to 1.00 as of the end of any two consecutive fiscal quarters. Prior to our required compliance with these ratios, we will be subject to additional covenants and restrictions including, among other things, covenants to maintain certain levels of excess available borrowings under the Credit Agreement and to generate a certain minimum amount of consolidated EBITDA.
Our failure to comply with any of the covenants of the Credit Agreement could result in a default, which could cause all of our existing indebtedness to become immediately due and payable. In the event that we are unable to access sufficient capital to fund our business and planned capital expenditures, we may be required to curtail our acquisitions, strategic growth projects, portions of our current operations and other activities. A lack of capital could result in a decrease in the operations of our sand and fuel segments, subject us to claims of breach under customer and supplier contracts and may force us to sell some of our assets on an untimely or unfavorable basis, each of which could adversely affect our results of operations, financial condition and ability to pay distributions to our unitholders.
Despite our current level of indebtedness, we may still be able to incur substantially more debt. This could further exacerbate the risks associated with our current indebtedness.
We and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject to certain limitations, including under our Credit Agreement. If new debt is added to our current debt levels, the related risks that we now face could increase. Our level of indebtedness could, for instance, prevent us from engaging in transactions that might otherwise be beneficial to us or from making desirable capital expenditures. This could put us at a competitive disadvantage relative to other less leveraged competitors that have more cash flow to devote to their operations. In addition, the incurrence of additional indebtedness could make it more difficult to satisfy our existing financial obligations.
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
ITEM 5.                                      OTHER INFORMATION
On November 18, 2015, we, PNC Bank, National Association, as agent, and the lenders entered into the Second Amendment to the Credit Agreement (the “Second Amendment”). The Second Amendment, among other things, forgoes the application of the total leverage ratio and interest coverage ratio covenants until the earlier of June 30, 2018 or such time as our total leverage ratio is less than 3.50 to 1.00 as of the end of any two consecutive fiscal quarters (the “ratio compliance date”). Prior to the ratio compliance date, we will be subject to the following covenants and restrictions:

•	the $350 million total aggregate commitment under the Credit Agreement will be reduced in an amount equal to the net proceeds of any notes offerings we may make in the future;

•	we will be required to maintain at least $25 million of excess availability (as defined in the Credit Agreement) under the Credit Agreement; and

•	we will be required to generate consolidated EBITDA in certain minimum amounts beginning with the quarter ending December 31, 2015 and rolling forward thereafter.
In addition, the Second Amendment increases the interest rates applicable to borrowings under the Credit Agreement to either, (at our option) (i) LIBOR plus 4.25% or (ii) the base rate plus 3.25%. The Second Amendment also provides for the following covenants and restrictions:

•
our subsidiaries will be restricted from making distributions to us (to permit us to make distributions to unitholders) if, after giving pro forma effect to such distribution, our total leverage ratio would be greater than or equal to 4.00 to 1.00 or the excess availability under the Credit Agreement would be less than the greater of $43.75 million or 12.5% of the total aggregate commitments;

•	we will be restricted from entering into certain substantial acquisition or merger agreements with third-party businesses or making certain other investments;

•	through March 31, 2019, our capital expenditures for growth and maintenance will be restricted and may not exceed certain amounts per quarter;

The foregoing description is not complete and is qualified in its entirety by reference to the full text of the Second Amendment, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.
Notice of Late Filing
On November 17, 2015, the Partnership received a letter from the New York Stock Exchange (“NYSE”) advising that the procedures in Section 802.01E of the Listed Company Manual are applicable to the Partnership as a result of the Partnership’s failure to file with the SEC this Quarterly Report on Form 10-Q by November 9, 2015, the date on which it was required to have been filed under Section 13 of the Securities Exchange Act of 1934. The NYSE informed the Partnership that, under the NYSE’s rules, the Partnership had six months from November 9, 2015 to file this Quarterly Report on Form 10-Q with the SEC in order to cure the noncompliance with the NYSE’s requirement to timely file all annual and quarterly reports. With the filing of this Quarterly Report on Form 10-Q, the Partnership believes it is now in compliance with the NYSE’s listing standards, which the Company expects to be confirmed shortly by the NYSE.
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

10.1*
Amendment No. 2 to Amended and Restated Revolving Credit and Security Agreement, dated November 18, 2015, among Emerge Energy Services LP, as parent guarantor, the Borrowers party thereto, PNC Bank, National Association, as administrative agent and collateral agent, and the Lenders party thereto.

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
Date: November 20, 2015

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

10.1*
Amendment No. 2 to Amended and Restated Revolving Credit and Security Agreement, dated November 18, 2015, among Emerge Energy Services LP, as parent guarantor, the Borrowers party thereto, PNC Bank, National Association, as administrative agent and collateral agent, and the Lenders party thereto.

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