Form 10-Q
period 2016-03-31
Emerge Energy Services LP
filed 2016-09-12
CIK 1555177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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

As of September 2, 2016, 24,132,851 common units were outstanding.

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

•
other factors discussed in this Quarterly Report on Form 10-Q and the detailed factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

When considering forward-looking statements, you should keep in mind the known material risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2015 in “Risk Factors” and in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.”  Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

PART I                                           FINANCIAL INFORMATION

ITEM 1.                                      FINANCIAL STATEMENTS

EMERGE ENERGY SERVICES LP
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands, except unit data)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$11,361	$20,870
Trade and other receivables, net	9,948	28,955
Inventories	22,399	30,162
Prepaid expenses and other current assets	8,481	8,994
Assets held for sale	21,595	23,453
Total current assets	73,784	112,434

Property, plant and equipment, net	176,205	179,520
Intangible assets, net	6,818	7,323
Other assets, net	12,542	13,230
Non-current assets held for sale	108,613	107,541
Total assets	$377,962	$420,048

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$5,492	$8,339
Accrued liabilities	9,593	13,294
Liabilities held for sale	10,932	15,195
Total current liabilities	26,017	36,828

Long-term debt, net of current portion	294,547	295,938
Business acquisition obligation, net of current portion	7,786	7,772
Other long-term liabilities	8,712	4,732
Total liabilities	337,062	345,270

Commitments and contingencies
Partners’ equity:
General partner	—	—
Limited partner common units (issued and outstanding 24,121,222 units and 24,119,972 units as of March 31, 2016 and December 31, 2015, respectively)	40,900	74,778
Total partners’ equity	40,900	74,778
Total liabilities and partners’ equity	$377,962	$420,048

See accompanying notes to unaudited condensed consolidated financial statements.

EMERGE ENERGY SERVICES LP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except unit and per unit data)

	Three Months Ended March 31,
	2016	2015
Revenues	$29,670	$96,244
Operating expenses:
Cost of goods sold (excluding depreciation, depletion and amortization)	43,790	66,255
Depreciation, depletion and amortization	4,907	3,801
Selling, general and administrative expenses	6,775	7,717
Contract and project terminations	4,026	6,719
Total operating expenses	59,498	84,492
Operating income (loss)	(29,828)	11,752
Other expense (income):
Interest expense, net	4,594	2,837
Other	(1)	(21)
Total other expense	4,593	2,816
Income (loss) from continuing operations before provision for income taxes	(34,421)	8,936
Provision for income taxes	20	181
Net income (loss) from continuing operations	(34,441)	8,755
Income (loss) from discontinued operations, net of taxes	226	736
Net income (loss)	$(34,215)	$9,491

Earnings (loss) per common unit (1)
Basic:
Earnings (loss) per common unit from continuing operations	$(1.42)	$0.36
Earnings (loss) per common unit from discontinued operations	0.01	0.03
Basic earnings (loss) per common unit (1)	$(1.41)	$0.39
Diluted:
Earnings (loss) per common unit from continuing operations	$(1.42)	$0.36
Earnings (loss) per common unit from discontinued operations	0.01	0.03
Diluted earnings (loss) per common unit (1)	$(1.41)	$0.39

Weighted average number of common units outstanding including participating securities (basic) (1)	24,181,071	24,128,009
Weighted average number of common units outstanding (diluted) (1)	24,181,071	24,130,565

(1) See Note 9.

See accompanying notes to unaudited condensed consolidated financial statements.

EMERGE ENERGY SERVICES LP
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY
($ in thousands)

	Limited Partner Common Units	General Partner (non-economic interest)	Total Partners’ Equity
Balance at December 31, 2015	$74,778	$—	$74,778
Net income (loss)	(34,215)	—	(34,215)
Equity-based compensation expense	340	—	340
Other	(3)	—	(3)
Balance at March 31, 2016	$40,900	$—	$40,900

See accompanying notes to unaudited condensed consolidated financial statements.

EMERGE ENERGY SERVICES LP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(34,215)	$9,491
Adjustments to reconcile net income (loss) to cash flows from operating activities
Depreciation, depletion and amortization	7,261	6,440
Equity-based compensation expense	340	2,292
Project and contract terminations costs - non-cash portion	4,001	6,719
Provision for doubtful accounts	1,708	38
Loss on disposal of assets	—	8
Amortization of debt discount/premium and deferred financing costs	465	266
Write-down of inventory	5,394	—
Unrealized loss on derivative instruments	84	384
Other non-cash	29	19
Changes in operating assets and liabilities:
Accounts receivable	14,513	8,574
Inventories	8,343	1,952
Prepaid expenses and other current assets	114	(3,456)
Accounts payable and accrued liabilities	(11,016)	13
Other assets	688	(3,578)
Cash flows from operating activities:	(2,291)	29,162

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,916)	(8,940)
Collection of notes receivable	3	3
Cash flows from investing activities:	(4,913)	(8,937)

Cash flows from financing activities:
Proceeds from line of credit borrowings	5,698	63,800
Repayment of line of credit borrowings	(6,500)	(49,600)
Repayment of other long-term debt	—	(53)
Distributions to unitholders	—	(34,020)
Payment of business acquisition obligation	(447)	(404)
Payments on capital lease obligation	—	(340)
Payment of financing costs	(1,053)	—
Other financing activities	(3)	—
Cash flows from financing activities:	(2,305)	(20,617)

Cash and cash equivalents:
Net decrease	(9,509)	(392)
Balance at beginning of period	20,870	6,876
Balance at end of period	$11,361	$6,484
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
We are a growth-oriented energy services company engaged in the business of mining, producing, and distributing silica sand that is a key input for the hydraulic fracturing of oil and gas wells. The Sand business conducts mining and processing operations from facilities located in Wisconsin and Texas.  In addition to mining and processing silica sand for the oil and gas industry, the Sand business sells its product for use in building products and foundry operations.
The Fuel business operates transmix processing facilities located in the Dallas-Fort Worth area and in Birmingham, Alabama.  The Fuel business also offers third-party bulk motor fuel storage and terminal services, biodiesel refining, sale and distribution of wholesale motor fuels, reclamation services (which consists primarily of cleaning bulk storage tanks used by other petroleum terminal and others) and blending of renewable fuels.
On August 31, 2016, we entered into an Amended and Restated Purchase and Sale Agreement, dated August 31, 2016 (the “Restated Purchase Agreement”), with Susser Petroleum Operating Company LLC and Sunoco LP (together, “Sunoco”). The Restated Purchase Agreement amended and restated in its entirety the previously disclosed Purchase and Sale Agreement, dated June 23, 2016, between the Partnership and Sunoco in connection with the closing of the sale by Emerge to Sunoco of all of the issued and outstanding ownership interests in our Fuel business. Pursuant to the Restated Purchase Agreement, Sunoco paid Emerge a purchase price of approximately $167.7 million in cash (subject to certain working capital and other adjustments in accordance with the terms of the Restated Purchase Agreement), of which $14.25 million is placed into several escrow accounts to satisfy potential claims from Sunoco for indemnification under the Restated Purchase Agreement. Any escrowed funds remaining after certain periods of time set forth in the Restated Purchase Agreement will be released to Emerge, provided that no unsatisfied indemnity claims exist at such time.
Accordingly, at March 31, 2016, the assets and liabilities of our fuel business were classified as held for sale and the results of operations have been classified as discontinued operations for all periods presented. We now operate our continuing business in a single sand segment. We report silica sand activities as our continuing operations and fuel operations as our discontinued operations.
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read together with our 2015 Annual Report on Form 10-K. These financial statements include the accounts of all of our subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included.
Reclassifications
Certain reclassifications have been made to prior period amounts to conform to the current period presentation. These reclassifications do not impact net income and do not reflect a material change in the information previously presented in our Condensed Consolidated Statements of Operations.

NOTE 2 – DISCONTINUED OPERATIONS
At March 31, 2016, the assets and liabilities of our fuel business were classified as held for sale and the results of operations have been classified as discontinued operations for all periods presented in accordance with ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.
Summarized assets and liabilities of the fuel business, classified as held for sale as of March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015

	($ in thousands)
Trade and other receivables, net	$11,945	$8,247
Inventories	6,482	12,457
Prepaid expenses and other current assets	3,168	2,749
Current assets held for sale	$21,595	$23,453

Property, plant and equipment, net	$56,627	$54,110
Intangible assets, net	22,678	24,124
Goodwill	29,264	29,264
Other assets, net	44	43
Long-term assets held for sale	$108,613	$107,541

Accounts payable	$4,777	$10,088
Accrued liabilities	6,155	5,107
Total liabilities held for sale	$10,932	$15,195
The following corporate costs were allocated to discontinued operations for the quarter ended March 31, 2016 and all prior periods presented:

•	Interest on the revolver was allocated to the discontinued operation based on the allocation of debt between sand and fuel business.

•	Equity-based compensation costs recognized for the Fuel business employees was allocated to discontinued operations.

•	The taxes paid on behalf of the Fuel business were compiled by review of prior tax filings and payments. These amounts were allocated to discontinued operations.

•	General corporate overhead costs were not allocated to discontinued operations.
Summarized results of the discontinued operations for the three months ended March 31, 2016 and 2015 are as follows:

	March 31, 2016	March 31, 2015

	($ in thousands)
Revenues (1)	$80,481	$107,717
Cost of goods sold (excluding depreciation, depletion and amortization) (1)	75,700	102,075
Depreciation and amortization	2,354	2,639
Selling, general and administrative expenses	1,598	1,886
Interest expense, net	597	288
Other	—	(4)
Income (loss) from discontinued operations before provision for income taxes	232	833
Provision for income taxes	6	97
Income (loss) from discontinued operations, net of taxes	$226	$736

(1) Fuel revenues and cost of goods sold include excise taxes and similar taxes:	$13,083	$11,795

On August 31, 2016, we completed the sale of our Fuel business pursuant to the terms of the Restated Purchase Agreement. The purchase price was $167.7 million, subject to adjustment based on actual working capital conveyed at closing. The following escrow accounts were established at closing:

•
$7 million of the sales price was withheld as a general escrow associated with certain indemnification obligations. Any unutilized escrow balance, plus any accrued interest thereon, will be paid 54 months from the closing date;

•
$4 million of the sales price was withheld as a hydrotreater escrow to satisfy any cost overruns of the Birmingham hydrotreater completion. Any unutilized escrow balance, along with any accrued interest thereon, will be paid 60 days after the substantial completion of the Birmingham hydrotreater;

•
$2.25 million of the sales price was withheld as the Renewable Fuel Standard (“RFS") escrow account. The unutilized RFS escrow will be released, along with any accrued interest thereon, no later than four months from the closing date; and

•	$1 million of the sales price was withheld as a pipeline escrow account. Any unutilized escrow balance, along with any accrued interest thereon, will be released with the general escrow.
The following table represents the estimated gain on sale from the Fuel business recognized in the third quarter of 2016 (in thousands). These amounts will be adjusted as more information becomes available during the the third quarter of 2016.

Purchase price	$167,736
Adjustments:
Working capital true-up	3,398
Other adjustments	(2,911)
General escrow	(7,000)
Hydrotreater escrow	(4,000)
Other escrow	(3,250)
Net proceeds	153,973
Less:
Net book value of assets and liabilities sold	(127,757)
Escrow receivable	10,597
Transaction costs including commissions	(7,320)
Gain on sale of Fuel business	$29,493

3.              OTHER FINANCIAL DATA
Assets held for sale
We consider assets to be held for sale when management commits to a formal plan to actively market the assets for sale at a price reasonable in relation to fair value, the asset is available for immediate sale in its present condition, an active program to locate a buyer and other actions required to complete the sale have been initiated, the sale of the asset is expected to be completed within one year and it is unlikely that significant changes will be made to the plan.  Upon designation as held for sale, we record the carrying value of the assets at the lower of its carrying value or its estimated fair value, less costs to sell. In accordance with generally accepted accounting principles, assets held for sale are not depreciated. We will periodically evaluate the carrying value of our property, plant and equipment based upon the estimated cash flows to be generated by the related assets. If impairment is indicated, a loss will be recognized.
Discontinued Operations
The results of discontinued operations are presented separately, net of tax, from the results of ongoing operations for all periods presented. The expenses included in the results of discontinued operations are the direct operating expenses incurred by the discontinued segment that may be reasonably segregated from the costs of the ongoing operations of the Company. The assets and liabilities have been accounted for as discontinued operations in our Condensed Consolidated Balance Sheets for all periods presented. The operating results related to these lines of business have been included in discontinued operations in our Condensed Consolidated Statements of Operations for all periods presented. See Note 2 - Discontinued Operations for further detail.
Allowance for Doubtful Accounts
The allowance for doubtful accounts was $3.6 million and $1.9 million at March 31, 2016 and December 31, 2015, respectively.  Of these amounts, allowance for doubtful accounts for continuing operations totaled $3.1 million and $1.4 million at March 31, 2016 and December 31, 2015, respectively.
Inventories
Inventories for continuing operations consisted of the following:

	March 31, 2016	December 31, 2015

	($ in thousands)
Sand finished goods	$13,184	$12,224
Sand work in process	9,122	17,796
Sand raw materials and supplies	93	142
Total	$22,399	$30,162

During the first quarter of 2016, we wrote down $5.4 million of our sand inventory based on our lower or cost or market analysis. We attribute this write down to declining market conditions and a significant decline in prices.
We classified $6.5 million and $12.5 million of our inventories related to our fuel business to assets held for sale as of March 31, 2016 and December 31, 2015, respectively. See Note 2 - Discontinued operations for further information.
Property, Plant and Equipment
Property, plant and equipment for continuing operations consisted of the following:

	March 31, 2016	December 31, 2015

	($ in thousands)
Machinery and equipment (1)	$87,357	$87,357
Buildings and improvements (1)	66,280	66,215
Land and improvements (1)	45,065	45,065
Mineral reserves	30,181	30,181
Construction in progress	3,312	2,532
Capitalized reclamation costs	2,445	2,445
Total cost	234,640	233,795
Accumulated depreciation and depletion	58,435	54,275
Net property, plant and equipment	$176,205	$179,520

(1) Includes assets under capital lease
We classified $56.6 million and $54.1 million of our property, plant and equipment related to our fuel business to assets held for sale as of March 31, 2016 and December 31, 2015, respectively. See Note 2 - Discontinued operations for further information.
We recognized $5.1 million and $4.7 million of depreciation and depletion expense for the three months ended March 31, 2016 and 2015, respectively. Of these amounts, depreciation and depletion expense for continuing operations totaled $4.2 million and $3.8 million at March 31, 2016 and 2015, respectively.
Property, plant and equipment that have been included as part of the assets held for sale are no longer depreciated from the time that they are classified as such. We will periodically evaluate the carrying value of its property, plant and equipment based upon the estimated cash flows to be generated by the related assets. If impairment is indicated, a loss will be recognized.

Intangible Assets Other Than Goodwill
Our intangible assets for continuing operations consisted of the following:

	Cost	Accumulated Amortization	Net

	($ in thousands)
March 31, 2016:
Patents	$7,170	$950	$6,220
Supply and transportation agreements	542	27	515
Non-compete agreement	100	17	83
Total	$7,812	$994	$6,818

December 31, 2015:
Patents	$7,000	$234	$6,766
Supply and transportation agreements	471	—	471
Non-compete agreement	100	14	86
Total	$7,571	$248	$7,323
We classified $22.7 million and $24.1 million of our intangible assets other than goodwill related to our fuel business to assets held for sale as of March 31, 2016 and December 31, 2015, respectively. See Note 2 - Discontinued operations for further information.
We recognized $2.2 million and $1.7 million of amortization expense for the three months ended March 31, 2016 and 2015, respectively.  Of these amounts, amortization expense for continuing operations totaled $0.7 million and $0 million for the three months ended March 31, 2016 and 2015, respectively.
Other Assets, Net
Other assets, net for continuing operations consisted of the following:

	March 31, 2016	December 31, 2015

	($ in thousands)
Prepaid lease assets, net of current portion*	$11,108	$11,796
Other	1,434	1,434
Total	$12,542	$13,230

*
The cost to transport leased railcars from the manufacturer to our site for initial placement in service is capitalized and amortized over the term of the lease (typically five to seven years). This balance reflects the non-current portion of these capitalized costs.

We classified $44 thousand and $43 thousand of our other assets, net related to our fuel business to assets held for sale as of March 31, 2016 and December 31, 2015, respectively. See Note 2 - Discontinued operations for further information.

Accrued Liabilities
Accrued liabilities for continuing operations consisted of the following:

	March 31, 2016	December 31, 2015

	($ in thousands)
Current portion of business acquisition obligations	$2,316	$2,843
Logistics	1,636	2,486
Deferred compensation	1,191	1,191
Salaries and other employee-related	767	491
Sales, excise, property and income taxes	740	198
Accrued interest	734	947
Derivative contract liability	727	472
Current portion of contract termination	160	135
Sand purchases and royalties	145	520
Maintenance	76	—
Mining	57	—
Purchase of intangible assets	—	2,500
Other	1,044	1,511
Total	$9,593	$13,294
We classified $6.2 million and $5.1 million of our accrued liabilities related to our fuel business to liabilities held for sale as of March 31, 2016 and December 31, 2015, respectively. See Note 2 - Discontinued operations for further information.
Other Long-term Liabilities
Other long-term liabilities for continuing operations consisted of the following:

	March 31, 2016	December 31, 2015

	($ in thousands)
Contract and project terminations	$5,121	$1,162
Asset retirement obligation due	2,591	2,570
Other	1,000	1,000
Total	$8,712	$4,732
Contract and project terminations
In 2014 and 2015, we began development of sand processing facilities in Independence, Wisconsin and other small projects in Ohio and Missouri.  Due to a number of complications, such as an increase in projected operating costs and a decline in the market price and demand for frac sand in early 2015, we determined that these projects were no longer economically viable.  In 2015, we recorded a $9.3 million charge to earnings, of which $9.2 million related to the Independence, Wisconsin facilities. This charge to earnings included items such as engineering, legal and other professional service fees, site preparation costs, and writedowns of assets to estimated net realizable value.
Management committed to a plan to discontinue these projects in April 2015. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 420, Exit or Disposal Cost Obligations, any contract termination charges and estimated values of continuing contractual obligations for which we will receive no future value will be recognized as a charge to earnings as of the contract termination date or cease-use date. We estimated these contract termination charges to be approximately $1.4 million. These liabilities will be reviewed periodically and may be adjusted when necessary, but we do not expect any such adjustments to be significant.
During the first quarter of 2016, we negotiated concessions on the majority of our railcar leases pursuant to which we cancelled or deferred deliveries on rail cars and reduced cash payments on a substantial portion of the existing rail cars in our fleets. In return for these concessions, we incurred a contract termination charge of $4 million. We issued at par an Unsecured Promissory Note in the aggregate principal amount of $4 million with interest payable in cash or, in certain situations, in-kind, when certain financial metrics have been met. This note bears interest at a rate of five percent per annum and is due and payable within 30 days following the date on which financial statements are publicly available covering the first date on which these financial metrics have been met.
The following table illustrates the various contract termination liabilities and exit and disposal reserves included in Accrued liabilities and Other long-term liabilities in our Condensed Consolidated Balance Sheets:

($ in thousands)
Balance at December 31, 2015	$1,297
Contract termination charges	4,000
Accretion	24
Payments	(24)
Balance at March 31, 2016	$5,297
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
Retirement Plan
We sponsor a 401(k) plan for substantially all employees that provides for us to match 100% of participant contributions up to 5% of the participant’s pay.  Additionally, we can make discretionary contributions as deemed appropriate by management.  Our employer contributions to these plans for continuing operations totaled $90 thousand and $170 thousand for the three months ended March 31, 2016 and 2015, respectively. We classified $54 thousand and $89 thousand to Income (loss) from discontinued operations, net of taxes for the three months ended March 31, 2016 and 2015, respectively.  As of July 1, 2016, we have suspended all employer contributions to this plan.
Seasonality
For our Sand business, winter weather affects the months during which we can wash and wet-process sand in Wisconsin.  Seasonality is not a significant factor in determining our ability to supply sand to our customers because we accumulate a stockpile of wet sand feedstock during non-winter months.  During the winter, we process the stockpiled sand to meet customer requirements.  However, we sell sand for use in oil and natural gas production basins where severe weather conditions may curtail drilling activities.  This is particularly true in drilling areas located in the northern U.S. and western Canada.  If severe winter weather precludes drilling activities, our frac sand sales volume may be adversely affected.  Generally, severe weather episodes affect production in the first quarter with effects possibly continuing into the second quarter.
Concentration of Credit Risk
We provide credit, in the normal course of business, to customers located throughout the United States and Canada.  We encounter a certain amount of credit risk as a result of a concentration of receivables among a few significant customers. We perform ongoing credit evaluations of our customers and generally do not require collateral.  The trade receivables (as a percentage of total trade receivables) as of March 31, 2016 and December 31, 2015 from such significant customers are set forth below:

	March 31, 2016	December 31, 2015
Customer A	12%	11%
Customer B	*	12%
Customer C	*	12%
An asterisk indicates balance is less than ten percent.
For continuing operations, the trade receivables (as a percentage of total trade receivables) as of March 31, 2016 and December 31, 2015 from such significant customers are set forth below:

	March 31, 2016	December 31, 2015
Customer A	27%	16%
Customer D	19%	10%
Customer E	15%	13%
Customer F	13%	*
Customer G	12%	*
Customer B	*	17%
Customer C	*	18%
An asterisk indicates balance is less than ten percent.
Significant customers
No individual customer represented 10% of total revenues for the three months ended March 31, 2016, while one customer represented 13% of revenues for the three months ended March 31, 2015.
The table shows our significant customers for our continuing operations for the three months ended March 31, 2016 and 2015.

	March 31, 2016	March 31, 2015
Customer A	34%	*
Customer E	18%	13%
Customer F	*	21%
Customer C	*	27%
An asterisk indicates revenue is less than ten percent.
Geographical Data
Although we own no long-term assets outside the United States, our Sand business began selling product in Canada during 2013.  We recognized $5.7 million and $14.0 million of revenues in Canada for the three months ended March 31, 2016 and 2015, respectively.  All other sales have occurred in the United States.
Interim Indicators of Impairment
Goodwill
The $29.3 million balance of goodwill at March 31, 2016 is related solely to our Fuel business.  As of March 31, 2016, we were actively engaged in locating buyers for our fuel business. Accordingly, at March 31, 2016, Goodwill is classified as held for sale on the Condensed Consolidated Balance Sheets.
Long-Lived Assets
We believe the decrease in our common units’ market value is attributable primarily to our Sand business’ decreasing profits and the frac sand industry’s downturn.  Therefore, we have assessed the recoverability of long-lived assets for our Sand business, and determined that the carrying values are recoverable from our forecasted cash flows as of March 31, 2016.

Recent Accounting Pronouncements
In May 2014, August 2015 and May 2016, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, ASU 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date, and ASU 2016-12, Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients, respectively, as a new Topic, Accounting Standards Codification Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for annual periods beginning after December 15, 2017 with early adoption permitted on January 1, 2017 and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are evaluating the effect of adopting this new accounting guidance.
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
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU affects entities that issue share-based payment awards to their employees. The ASU is designed to simplify several aspects of accounting for share-based payment award transactions which include the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations.  ASU 2016-09 is effective for public companies for annual periods and interim periods within those annual periods beginning after December 15, 2016. We adopted this ASU as of January 1, 2016. As a result, we changed our accounting policy to recognize forfeitures as they occur. The adoption of ASU 2016-09 did not have a material effect on our consolidated financial statements.
4.              LONG-TERM DEBT
Following is a summary of our long-term debt:

	March 31, 2016	December 31, 2015

	($ in thousands)
Revolving credit facility:
Principal	$301,261	$302,063
Deferred financing costs	(6,714)	(6,125)
Total long-term debt	$294,547	$295,938
Revolving Credit Facility
On June 27, 2014, we entered into an amended and restated revolving credit and security agreement (as amended, the “Credit Agreement”) among Emerge Energy Services LP, as parent guarantor, each of its subsidiaries, as borrowers (the “Borrowers”), and PNC Bank, National Association, as administrative agent and collateral agent (the “agent”), and the lenders thereto. The Credit Agreement matures on June 27, 2019 and, prior to giving effect to the amendments described below, consisted of a $350 million revolving credit facility, which includes a sub-limit of up to $30 million for letters of credit. Substantially all of the assets of the Borrowers are pledged as collateral under the Credit Agreement.
Borrowings under the Credit Agreement accrue interest at a rate equal to either, at our option, (i) the London interbank offered rate (LIBOR) plus 4.25% or (ii) a base rate, which will be the base commercial lending rate of the agent, as publicly announced to be in effect from time to time, plus 3.25%. At March 31, 2016, our outstanding borrowings under the Credit Agreement bore interest at a weighted-average rate of 5.26%. We also incur a commitment fee of 0.375% on committed amounts that are neither used for borrowings nor under letters of credit.
The Credit Agreement contains various covenants and restrictive provisions and requires maintenance of certain financial covenants. For periods prior to June 30, 2018 or such earlier time as our total leverage ratio (as defined in the Credit Agreement) is less than 3.50 to 1.00 as of the end of any two consecutive fiscal quarters (the “ratio compliance date”), we will be subject to the following covenants and restrictions:

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
After the ratio compliance date, we will be required to maintain the following financial covenants in lieu of the covenants and restrictions in place prior to the ratio compliance date: (i) an interest coverage ratio (as defined in the Credit Agreement) of not less than 3.00 to 1.00 and (ii) a total leverage ratio (as defined in the Credit Agreement) of not greater than 3.50 to 1.00. As of March 31, 2016, our total leverage ratio exceeded the threshold of 3.50 to 1.00.
In addition, the Credit Agreement places restrictions on our ability to commence certain other actions, including:

•
our subsidiaries’ ability to make distributions to us (to permit us to make distributions to unitholders) if, after giving pro forma effect to such distribution, our total leverage ratio would be greater than or equal to 4.00 to 1.00, or the excess availability under the Credit Agreement would be less than the greater of $43.75 million or 12.5% of the total aggregate commitments;

•	our ability to enter into certain substantial acquisition or merger agreements with third-party businesses or making certain other investments; and

•	our ability to make capital expenditures for growth and maintenance through March 31, 2019 above certain amounts per quarter.
On March 1, 2016, we entered into Amendment No. 3 to the Credit Agreement to permit us to incur certain second lien obligations.
As of March 31, 2016, we had undrawn availability under the Credit Agreement totaling $23.6 million and, as a result, we were not in compliance with the financial covenant to maintain at least $25 million of excess availability. In addition, we failed to generate sufficient consolidated EBITDA for the period ended March 31, 2016 to satisfy the covenant under the Credit Agreement. On April 20, 2016, we notified the agent of this event of default under the Credit Agreement and began discussions with the agent to obtain a waiver regarding the event of default and to otherwise arrive at a long-term solution to the Partnership’s liquidity requirements, including the reduction of outstanding borrowings under the Credit Agreement through the sale of our Fuel business.
On May 20, 2016, we, the Borrowers, the lenders and the agent entered into Amendment No. 4 to the Credit Agreement to permit the Partnership and the Borrowers to issue an unsecured promissory note and warrants to one of our lessors in return for concessions and various long-term leases. On May 20, 2016, we, the Borrowers, the lenders and the agent also entered into Amendment No. 5 to the Credit Agreement. Amendment No. 5, among other things, provided a limited waiver of the event of default under the Credit Agreement for failure to maintain financial covenants as of March 31, 2016 and provided a period of covenant relief with respect to the requirements to maintain $25 million of excess availability under the Credit Agreement or to generate the minimum amounts of consolidated EBITDA for the quarter ended March 31, 2016. The limited waiver and covenant relief provided in Amendment No. 5 continued until the earlier of July 8, 2016 or the execution of a definitive agreement for the sale of our Fuel business (as subsequently amended, the “Covenant Reversion Date”).
Prior to the Covenant Reversion Date, we were subject to the following covenants and restrictions:

•	we were restricted from making dividends or distributions to our unitholders, and the Borrowers were restricted from making dividends or distributions to us; and

•
we were restricted from making capital expenditures in our Sand business in excess of $570,000 in the aggregate or from making capital expenditures in our Fuel business for purposes other than completing installation of hydro treaters at the facilities.

In addition, Amendment No. 5 increased the interest rates applicable to borrowings under the Credit Agreement to either, at our option, (i) LIBOR plus 5.00% or (ii) the base rate plus 4.00% and also provided for the following revisions:

•	the total aggregate commitment under the Credit Agreement was reduced from $350 million to $325 million and the sublimit on letters of credit was reduced from $30 million to $20 million;

•
the dominion period (as defined in the Credit Agreement), whereby our and our subsidiaries’ cash receipts are swept on a daily basis and used to reduce outstanding borrowings, was extended until the revolving credit facility matures; and

•	the threshold amounts for an event of default upon the occurrence of judicial actions, judgments or cross defaults were decreased from $10 million to $5 million.
On May 27, 2016, June 10, 2016, June 15, 2016 and June 17, 2016, we, the Borrowers, the lenders and the agent entered into Amendments No. 6, 7, 8 and 9, respectively, to the Credit Agreement to delay the onset of the Covenant Reversion Date while we negotiated a purchase and sale agreement for the Fuel business. We reached a definitive agreement for the sale of the Fuel business on June 23, 2016. On June 30, 2016, we, the Borrowers, the lenders and the agent entered into Amendment No. 10 to the Credit Agreement for the purpose of further extending the Covenant Reversion Date until the earlier of September 2, 2016 or the closing of the sale of the Fuel business.
On August 31, 2016, we closed the sale of the Fuel business, used the net proceeds therefrom to repay outstanding borrowings under the Credit Agreement and entered into Amendment No. 11 to the Credit Agreement with the Borrowers, the lenders and the agent. Amendment No. 11, among other things, restated the Credit Agreement and provided a full waiver for all defaults or events of default arising out of our failure to comply with the financial covenant to generate minimum amounts of adjusted EBITDA during the quarters ended March 31, 2016, June 30, 2016 and September 30, 2016 and the covenant to maintain the minimum amount of excess availability for any date prior to September 1, 2016.
Pursuant to Amendment No. 11, the Credit Agreement now provides for a maximum $200 million revolving credit facility with a $20 million sublimit on letters of credit, and requires the Partnership to maintain the following financial covenants:

•	a covenant to maintain $20 million of excess availability (as defined in the Credit Agreement), subject to decrease to $15 million upon the satisfaction of certain conditions;

•	a covenant to limit capital expenditures (as defined in the Credit Agreement) to certain maximum amounts for each quarter through March 31, 2019;

•	beginning with the quarter ending June 30, 2017, a covenant to generate consolidated EBITDA (as defined in the Credit Agreement) in certain minimum amounts;

•
beginning with the quarter ending March 31, 2018, a covenant to maintain an interest coverage ratio (as defined in the Credit Agreement) of not less than 2.00 to 1.00, which is scheduled to increase to 3.00 to 1.00 for the fiscal quarter ending March 31, 2019; and

•	a covenant to raise at least $31.2 million of net proceeds from the issuance and sale of common equity by November 30, 2016.
Following our entry into Amendment No. 11, we believe that we will be able to maintain compliance with the covenants and restrictions under the Credit Agreement, as amended, for at least the next 12 months.

5.              COMMITMENTS AND CONTINGENCIES
Contractual Obligations
The following table represents the remaining minimum contractual obligations as of March 31, 2016.

	Railcar Leases (1)	Other Operating Leases (2)	Royalty Commitments (3)	Purchase Commitments (4)

	($ in thousands)
Remainder of 2016	$21,931	$890	$173	$10,040
2017	27,921	597	230	21,026
2018	37,027	332	230	24,241
2019	37,995	259	230	22,439
2020	39,560	254	230	21,342
Thereafter	296,630	2,592	1,710	48,614
Total	$461,064	$4,924	$2,803	147,702
Less amount representing interest				(1,283)
Total less interest				$146,419

(1)
Includes minimum amounts payable under various operating leases for railcars as well as estimated costs to transport leased railcars from the manufacturer to our site for initial placement in service. During the first six months of 2016, we completed negotiations with various railcar lessors pursuant to which we terminated a future order of railcars, deferred future railcar deliveries and reduced and deferred payments on existing leases. We accrued $4 million in contract termination charges during the first quarter of 2016. These liabilities are included in Other long-term liabilities in our Condensed Consolidated Balance Sheets. We also incurred $8 million for delivery deferrals in the second quarter of 2016. We issued warrants to purchase 370,000 common units representing limited partnership interests in the partnership in exchange of these concessions during the second quarter of 2016. The above amounts include the impact of all concessions.

(2)	Includes lease agreements for land, facilities and equipment.

(3)	Represents minimum royalty payments for various sand mining locations. The amounts paid will differ based on amounts extracted.

(4)	Includes minimum amounts payable under a business acquisition agreement, long-term rail transportation agreements, transload facility agreements, and other purchase commitments.
Environmental Matter
On November 21, 2013, the EPA issued a General Notice Letter and Information Request (“Notice”) under Section 104(e) of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA”), to one of our subsidiaries operating within the Fuel business.  The Notice provides that the subsidiary may have incurred liability with respect to the Reef Environmental site in Alabama, and requested certain information in accordance with Section 107(a) of CERCLA.  We timely responded to the Notice.  At this time, no specific claim for cost recovery has been made by the EPA (or any other potentially responsible party) against us.  There is uncertainty relating to our share of environmental remediation liability, if any, because our allocable share of wastewater is unknown and the total remediation cost is also unknown.  Consequently, management is unable to estimate the possible loss or range of loss, if any.  We have not recorded a loss contingency accrual as of March 31, 2016 or December 31, 2015.  In the opinion of management, the outcome of such matters will not have a material adverse effect on our financial position, liquidity or results of operations.
In January 2016, AEC experienced a leak in its proprietary fuel pipeline that connects the bulk storage terminal to the transmix facility located in Birmingham, Alabama. AEC management notified the controlling governmental agencies of this condition, and commenced efforts to locate the leak, determine the cause of the leak, repair the leak, and remediate known contamination to the proximate soils and sub-grade. These efforts remain in progress, and management does not expect the costs to repair and remediate these conditions to have a material impact on our financial position, results of operations, or cash flows.
Property Value Guarantees
In December 2015, we entered into an agreement to purchase certain properties and assume leases and other related agreements for future development of sand mining and processing facilities in Wisconsin.  Given the current challenging market conditions for proppant demand, we do not plan to begin development until the North American oil and gas markets improve. Under a mining agreement with a local town, we have assumed contingent obligations to indemnify owners of approximately141 properties for diminution of value associated with mine operations and limited moving expenses when each landowner decides to sell a property, even if no mine is yet in operation.  As these contingent liabilities cannot be reasonably estimated, no liability has been recorded.
6.              RELATED PARTY TRANSACTIONS
Related party transactions for continuing operations included in our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations are summarized in the following table:

	Three Months Ended March 31,
	2016	2015

	($ in thousands)
Wages and employee-related costs (1)	$4,436	$8,754
Lease expense	$6	$6

	March 31, 2016	December 31, 2015

	($ in thousands)
Accounts receivable	$1,210	$295
Accounts payable and accrued liabilities	$858	$553

(1)
We do not have any employees.  Our general partner manages our human resource assets, including fringe benefits and other employee-related charges.  We routinely and regularly reimburse our general partner for any employee-related costs paid on our behalf, and report such costs as operating expenses.

7.              EQUITY-BASED COMPENSATION
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
For phantom units granted to employees in 2013, we currently assume a 43-month vesting period, which represents management’s estimate of the amount of time until all vesting conditions have been met. Concurrent with the closing of a secondary offering in June 2014 and the exercise of the underwriters’ over-allotment in July 2014, 90,686 of these phantom units vested and common units were issued. For other phantom units granted to employees, we assume a 36 to 48-month vesting period. Restricted units are awarded to our independent directors on each anniversary of our IPO, each with a vesting period of one year.  Regarding distributions for independent directors and other employees, distributions are credited to a distribution equivalent rights account for the benefit of each participant and become payable generally within 45 days following the date of vesting.  As of March 31, 2016, the unpaid liability for distribution equivalent rights totaled $1.5 million.
In 2016, we granted 21,000 time based phantom units to certain officers to vest in equal installments on each anniversary date of the grant over a period of two years.
The following table summarizes awards granted during the three months ended March 31, 2016.

	Total Units	Phantom Units	Restricted Units	Fair Value per Unit at Award Date
Outstanding at December 31, 2015	225,000	216,804	8,196	$21.22
Granted	21,000	21,000	—	$3.28
Vested	(2,000)	(2,000)	—	$54.00
Forfeitures	(5,238)	(5,238)	—	$38.18
Outstanding at March 31, 2016	238,762	230,566	8,196	$19.00

For the three months ended March 31, 2016 and 2015, we recorded non-cash equity-based compensation expense of $0.3 million and $2.3 million, respectively, in selling, general and administrative expenses.  Non-cash equity-based compensation expense for continuing operations was $0.2 million and $2.0 million for the three months ended March 31, 2016 and 2015, respectively.
As of March 31, 2016, the unrecognized compensation expense related to the grants discussed above amounted to $3.0 million to be recognized over a weighted average of 1.07 years.
8.              INCOME TAXES
Continuing operations
Our provision for income taxes for continuing operations relates to: (i) Texas margin taxes for the Partnership, and (ii) an insignificant amount of Canadian income taxes on SSS earnings in Canada (most of our earnings are exempted under a U.S/Canada tax treaty).  For federal income tax purposes, we report our income, expenses, gains, and losses as a partnership not subject to income taxes.  As such, each partner is responsible for his or her share of federal and state income tax.  Net earnings for financial statement purposes may differ significantly from taxable income reportable to each partner because of differences between the tax basis and financial reporting basis of assets and liabilities.
The composition of our provision for income taxes for continuing operations is as follows:

	Three Months Ended March 31,
	2016	2015

	($ in thousands)
Texas margin tax	$20	$172
Canadian income tax	—	9
Total provision for income taxes	$20	$181

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
Discontinued operations
Our provision for income taxes for discontinued operations relates to (i) Texas margin taxes for Direct Fuels, and (ii) federal and state income taxes for Emerge Energy Distributors Inc. (“Distributor”). Distributor reports its income, expenses, gains, and losses as a corporation and is subject to both federal and state income taxes. Federal and state income tax expense for discontinued operations for the three months ended March 31, 2016 and 2015 was $6 thousand and $97 thousand, respectively.
Effective Income Tax Rate
Distributor began operations in May 2013.  For the three months ended March 31, 2016, Distributor’s effective income tax rate was 22%.  For Distributor, there were no significant differences between book and taxable income.
9.              EARNINGS PER COMMON UNIT
We compute basic earnings (loss) per unit by dividing net income (loss) by the weighted-average number of common units outstanding including participating securities.  Participating securities include unvested equity-based payment awards that contain non-forfeitable rights to distributions.
Diluted earnings per unit is computed by dividing net income by the weighted-average number of common units outstanding, including participating securities, and increased further to include the number of common units that would have been outstanding had potential dilutive units been exercised.  The dilutive effect of restricted units is reflected in diluted net income per unit by applying the treasury stock method.  Under FASB ASC 260-10-45, Contingently Issuable Shares, 170,720 of our outstanding phantom units are not included in basic or diluted earnings per common unit calculations as of March 31, 2016.  We incurred a net loss for the three months ended March 31, 2016, and therefore excluded all potentially dilutive restricted units from the diluted earnings per unit calculation for that period as their effect would have been anti-dilutive.

Basic and diluted earnings per unit are computed as follows:

	Three Months Ended March 31,
	2016	2015

	($ in thousands, except per unit data)
Net income (loss) from continuing operations	$(34,441)	$8,755
Net income (loss) from discontinued operations	226	736
Net Income (loss)	$(34,215)	$9,491

Weighted average common units outstanding	24,121,222	23,718,961
Weighted average phantom units deemed participating securities	59,849	409,048
Weighted average number of common units outstanding including participating securities (basic)	24,181,071	24,128,009
Weighted average potentially dilutive units outstanding	—	2,556
Weighted average number of common units outstanding (diluted)	24,181,071	24,130,565

Basic earnings (loss) per unit:
Earnings (loss) per common unit from continuing operations	$(1.42)	$0.36
Earnings (loss) per common unit from discontinued operations	0.01	0.03
Basic earnings (loss) per common unit	$(1.41)	$0.39

Diluted earnings (loss) per unit:
Earnings (loss) per common unit from continuing operations	$(1.42)	$0.36
Earnings (loss) per common unit from discontinued operations	0.01	0.03
Diluted earnings (loss) per common unit	$(1.41)	$0.39
10.              SEGMENT INFORMATION
Segment Information
We follow segment reporting in accordance with FASB ASC 280-10,  Disclosures about Segments of an Enterprise and Related Information. We are actively engaged in locating buyers for our fuel business. Accordingly, at March 31, 2016, we have discontinued segment reporting. The assets and liabilities of the fuel business have been accounted for as assets held for sale in our consolidated balance sheets for all periods presented. The operating results related to these lines of business have been included in discontinued operations in our consolidated statements of operations for all periods presented.
11.       DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
Our Fuel business utilizes financial hedging arrangements whereby we hedge a portion of our gasoline and diesel inventory, which reduces our commodity price exposure on some of our activities.  The derivative commodity instruments we utilize consist mainly of futures traded on the New York Mercantile Exchange.  As of March 31, 2016 and December 31, 2015, we had 2 open commodity derivative contracts to manage fuel price risk.
We do not designate our derivative instruments as hedges under GAAP.  As a result, we recognize derivatives at fair value on the consolidated balance sheet with resulting gains and losses reflected in interest expense in continuing operations (for interest rate swap agreements) and cost of goods sold for discontinued operations (for derivative commodity instruments), as reported in the condensed consolidated statements of operations.  Our derivative instruments serve the same risk management purpose whether designated as a hedge or not.  We derive fair values principally from published market interest rates and fuel price quotes (Level 2 inputs).  The precise level of open position commodity derivatives is dependent on inventory levels, expected inventory purchase patterns, and market price trends.  We do not use derivative financial instruments for trading or speculative purposes.
The fair values of outstanding derivative instruments and their classifications within our Condensed Consolidated Balance Sheets are summarized as follows:

	March 31, 2016	December 31, 2015	Classification

	($ in thousands)
Derivative assets:
Commodity derivative contracts	$640	$621	Assets held for sale
Derivative liabilities:
Interest rate swaps	$727	$472	Accrued liabilities
Commodity derivative contracts	$—	$152	Liabilities held for sale
The effect of derivative instruments, none of which has been designated for hedge accounting, on our Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended March 31,
	2016	2015	Classification

	(expense $ in thousands)
Interest rate swaps	$411	$580	Interest expense, net
Commodity derivative contracts	19	571	Income from discontinued operations
	$430	$1,151
12.       SUPPLEMENTAL CASH FLOW DISCLOSURES
The following supplemental disclosures may assist in the understanding of our Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
	2016	2015

	($ in thousands)
Cash paid for interest	$6,326	$2,485
Cash paid for income taxes, net of refunds	$(67)	$244
Distribution equivalent rights accrued, net of payments	$—	$288
Purchases of PP&E and intangible assets accrued but not paid at period-end	$2,986	$316
Purchases of PP&E accrued in a prior period and paid in the current period	$864	$5,238

13.       SUBSEQUENT EVENTS
On August 8, 2016, we entered into a Securities Purchase Agreement with an institutional investor to issue and sell in a private placement an aggregate principal amount of $20 million of the Partnership’s Series A Preferred Units and warrants that may be exercised to purchase common units representing limited partner interests in the Partnership (the “Private Placement”). The Securities Purchase Agreement contains certain customary representations and warranties accompanied by certain indemnification rights and certain customary and other closing conditions. The Private Placement closed on August 15, 2016.
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
On August 31, 2016, we entered into an Amended and Restated Purchase and Sale Agreement, dated August 31, 2016 (the “Restated Purchase Agreement”), with Susser Petroleum Operating Company LLC and Sunoco LP (together, “Sunoco”). The Restated Purchase Agreement amended and restated in its entirety the previously disclosed Purchase and Sale Agreement, dated June 23, 2016, between the Partnership and Sunoco in connection with the closing of the sale by Emerge to Sunoco of all of the issued and outstanding ownership interests in our Fuel business. Pursuant to the Restated Purchase Agreement, Sunoco paid Emerge a purchase price of approximately $167.7 million in cash (subject to certain working capital and other adjustments in accordance with the terms of the Restated Purchase Agreement), of which $14.25 million is placed into several escrow accounts to satisfy potential claims from Sunoco for indemnification under the Restated Purchase Agreement. Any escrowed funds remaining after certain periods of time set forth in the Restated Purchase Agreement will be released to Emerge, provided that no unsatisfied indemnity claims exist at such time.
Accordingly, the results of operations of the Fuel business have been classified as discontinued operations for all periods presented and we now operate our continuing business in a single Sand business. Through our Sand business, we are engaged in the businesses of mining, processing, and distributing silica sand, a key input for the hydraulic fracturing of oil and gas wells. We conduct our Sand operations through our subsidiary SSS, and we believe our SSS brand has name recognition and enjoys a positive reputation with our customers.
The following discussion analyzes our financial condition and results of operations and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015, as well as historical condensed consolidated financial statements and notes included elsewhere in this Quarterly Report.

Results of Operations
The following table summarizes our consolidated operating results.

	Three Months Ended March 31,
	2016	2015

	($ in thousands)
Revenues	$29,670	$96,244

Operating expenses:
Cost of goods sold (excluding depreciation, depletion and amortization)	43,790	66,255
Depreciation, depletion and amortization	4,907	3,801
Selling, general and administrative expenses	6,775	7,717
Contract and project terminations	4,026	6,719
Total operating expenses	59,498	84,492
Operating income (loss)	(29,828)	11,752
Other expense (income):
Interest expense	4,594	2,837
Other	(1)	(21)
Total other expense	4,593	2,816
Income (loss) before provision for income taxes	(34,421)	8,936
Provision for income taxes	20	181
Net income (loss) from continuing operations	(34,441)	8,755
Income (loss) from discontinued operations, net of taxes	226	736
Net income (loss)	$(34,215)	$9,491

Adjusted EBITDA (a)	$(9,513)	$28,414
(a)         See “Adjusted EBITDA” below for a discussion of Adjusted EBITDA and a reconciliation to net income (loss) and cash flows from operations.
Major Factors Impacting Comparability Between Prior and Future Periods
Market Trends
Beginning in late 2014, the market prices for crude oil and refined products began a steep and protracted decline which has continued into 2016. This has greatly impacted the demand for frac sand as drilling and completion of new oil and natural gas wells has been significantly curtailed in North America. As a result, we have experienced significant downward pressure on pricing. We expect drilling and well completion activity levels, based on indications from our customers and other industry sources, will be weak for the remainder of 2016. While we ultimately expect a recovery in the frac sand market, we believe that conditions will not significantly improve until early to mid-2017.
Sale of Fuel Business
In order to improve our competitive positioning and retain upside for the eventual recovery in the oil and gas cycle, we divested our Fuel business to reduce our debt burden. Please see Note 2 to our financial statements for a detailed discussion of the sale of the Fuel business.
Cost Reductions
In order to conserve liquidity and respond to the industry downturn, we have become increasingly focused on prudently reducing costs while maintaining our ability to quickly respond to increased demand when the market begins to recover in the future. We have already implemented plans, but will continue to aggressively contain costs in the future. As the market trends have had the most impact on our frac sand business, we have concentrated our efforts on the Sand business. Such measures include:

•	We reduced permanent headcount, with most of these reductions occurring in the fourth quarter of 2015.

•	We are minimizing the overall cost of sand sold by finding the lowest cost combinations of sand source, production location and transportation providers wherever possible.

•	We began shutting down our more expensive wet plants for winter earlier than normal in 2015, and we delayed opening our mines later than usual for the 2016 mining season.

•
We have temporarily idled our Wisconsin wet plants with the highest cost per ton, and we have strategically shifted sourcing of wet sand from higher cost sources to lower cost sources as demand for our frac sand has decreased.

•	In 2016, we have temporarily idled or significantly scaled back operations at two of our Wisconsin dry plants.

•
We began using new mining techniques at two of our Wisconsin mines in the third quarter of 2015, and introduced these techniques to our Kosse mine in July 2016. We expect to see over $1 per ton savings for frac sand sourced from these mines as these techniques are fully implemented and the resulting finished sand is sold.

•
We have negotiated, and continue to negotiate, price concessions and purchase commitment concessions from our major vendors, such as railcar lessors, rail transportation providers, mine operators, transload facilities operators, and professional services providers.

•	In 2016, we have minimized our capital expenditures to include only those projects with the potential for rapid returns, and comply with our bank covenants that limit capital expenditures.
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
Increasing Fixed Costs for Sand
During 2014, our rapidly expanding frac sand business required us to contract for numerous railcars to be delivered and leased in the future as well as contracting for new transload facilities discussed above. As our railcar fleet and distribution system has expanded while sales volumes contracted and sand prices declined, our fixed costs per ton have increased. We have negotiated concessions with several of our vendors and continue to press for relief on certain of our fixed costs similar to the pricing relief that we provided to our own customers. It is not certain if we will be successful in reducing these costs.
Expansion of Sand Resources
In December 2015, we acquired the rights to mine high quality northern white silica sand reserves in Jackson County, Wisconsin from a subsidiary of Performance Technologies, L.L.C (“PTL”), which is wholly-owned by Seventy Seven Energy Inc. (NYSE: SSE). We have not engaged an expert to assess the volume and quality of these sand reserve rights. The assets acquired include certain owned and leased land, sand deposit leases and related prepaid royalties, and transferable mining and reclamation permits.  This transaction strengthens our position in the marketplace with a leading pressure pumper across a number of shale plays in North America.  In consideration for the assets, PTL and SSS amended and restated the existing supply agreement between the parties and entered into a new sand purchase option agreement that provide PTL with a market-based discount on sand purchased from SSS. Under the new agreements with PTL, SSS has the option to supply the contracted tons from its existing footprint of northern white sand operations or construct a new sand mine and dry plant in Jackson County, Wisconsin.  Given the current challenging market conditions for proppant demand, we currently have no plans to develop this property.
Technology Driven Proppant Products.
In November 2015, we acquired 11 patents and other intellectual property assets from AquaSmart Enterprises LLC for their Self-Suspending Proppant technology. The product brand is marketed as SandMaxx™. While subject to field testing and data validation, this new technology offers the potential to increase productivity and completion efficiencies in oil and gas wells while improving pump time, and well site economics. At our Barron dry plant, we recently completed the construction of a pilot production circuit to produce in excess of 175,000 tons per year of SandMaxx™ product.  This pilot production circuit uses proprietary and patented technology to coat all grades of standard frac sand. We are awaiting production data from our initial test wells. While market acceptance of SandMaxx™ proppant is subject to the successful completion of field trial testing, we are developing plans for a coating plant that will be necessary in order to produce commercially viable volumes of SandMaxx™ proppant.
We will continue to work toward transforming our sand business from a commodity business to a more value-driven approach by developing capabilities and products that assist in enabling us to increase our presence in larger, more profitable markets.

Contract and Project Terminations
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
During the first half of 2016, we negotiated concessions on the majority of our railcar leases pursuant to which we cancelled or deferred deliveries on rail cars and reduced cash payments on a substantial portion of the existing rail cars in our fleets. In return for these concessions, we issued a total of $4 million of unsecured notes with interest payable in-kind until certain financial metrics have been met. This note accrues interest at five percent per annum and are due and payable within 30 days following the date on which financial statements are publicly available covering the first date on which these financial metrics have been met.
Diesel Fuel
As discussed in our Annual Report on Form 10-K for the year ended December 31, 2015, railroads must begin purchasing Tier 4 locomotives, which only accept 15 ppm sulfur diesel, starting in 2015. As a result, 500 ppm sulfur diesel was phased out of the railroad market beginning in the middle of 2015. However, the settlement agreement allows us and other transmix process to sell 500 ppm diesel produced to certain marine markets with no phase-out date.  During the quarter ended June 30, 2015, we adopted business practices to accommodate the shift in product mix from our railroad customers. We have worked with the suppliers of our transmix to mitigate the impact to our bottom line going forward. To remediate this condition long term, we began construction of two hydrotreaters designed to remove sulfur to the level of 15 ppm.  At 15 ppm sulfur, diesel we derive from transmix can be sold for any legal use including railroads and on-road transportation.  We installed one unit at our Dallas-Fort. Worth, Texas facility which became operational in May 2016, and are installing a second unit at our Birmingham, Alabama facility which will be operational later this year.  We planned to invest approximately $17 million for both units, of which we had already paid $10.1 million as of  March 31, 2016.  These hydrotreaters have been sold to Sunoco with the sale of the Fuel business.
Interim Indicators of Impairment
Goodwill
The $29.3 million balance of goodwill at March 31, 2016 is related solely to our fuel reporting unit.  As of March 31, 2016, we were actively engaged in locating buyers for our fuel business. Accordingly, at March 31, 2016, Goodwill is classified as held for sale on the Consolidated Balance Sheet.
Long-lived assets
We believe the decrease in our common units’ market value is attributable primarily to our Sand business’ decreasing profits and the frac sand industry’s downturn.  Therefore, we have assessed the recoverability of long-lived assets for our Sand business, and determined that the carrying values are recoverable from our forecasted cash flows as of March 31, 2016.

Continuing Operations

	Three Months Ended March 31,
	2016	2015

	($ in thousands)
Revenues	$29,670	$96,244
Operating expenses:
Cost of goods sold (excluding depreciation, depletion and amortization)	43,790	66,255
Depreciation, depletion and amortization	4,907	3,801
Selling, general and administrative expenses	6,775	7,717
Contract and project terminations	4,026	6,719
Operating income (loss)	$(29,828)	$11,752
Adjusted EBITDA (a)	$(12,982)	$24,322

Volume of sand sold (tons in thousands)	439	1,151
Volume of sand produced by dry plant (tons in thousands):
Arland, Wisconsin facility	—	405
Barron, Wisconsin facility	320	497
New Auburn, Wisconsin facility	169	305
Kosse, Texas facility	17	70
Total volume of sand produced	506	1,277
(a)         See “Adjusted EBITDA” below for a discussion of Adjusted EBITDA and a reconciliation to net income (loss) and operating cash flows.
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31,  2015
Revenues
Sand revenues decreased by $66.6 million, primarily due to significant price decreases and a 62% decrease in total volumes sold as a result of the downturn in market demand for frac sand.  However, we have increased the volumes sold through transload sites from 32% to 61% of total volumes sold. We typically charge higher prices for sales from transload sites in order to cover the additional transportation costs.
The major changes from 2015 to 2016 are as follows:

•
$39.7 million decrease in sales of Northern White sand (excluding estimated transportation markups and shortfall revenues), relating primarily to a 61% decrease in volumes sold as well as decreased pricing in light of current market conditions for frac sand;

•	an estimated $24.5 million decrease for significant reductions in markups per ton sold through transload sites; and

•	$2.4 million decrease in sales of native Texas sand (from our Kosse plant) due to lower sales prices.
Cost of goods sold (excluding depreciation, depletion and amortization)
Our cost of goods sold consists primarily of direct costs such as processing plant wages, royalties, mining, purchased sand, and transportation to the plant or to transload facilities, as well as indirect costs such as plant repairs and maintenance. Our direct costs of producing sand and our logistics costs for finished product decreased with our decreased sales.  The most significant components of the $22.5 million decrease are:

•	$17.1 million decrease in the total cost to acquire and produce wet and dry sand, due mainly to lower sales volumes and lower-cost sources for wet sand;

•	$11.2 million decrease in rail transportation-related expense, primarily due to:

•	$14.0 million decreased rail shipping costs due to decreased volumes sold in-basin; offset by

•	$2.1 million increased rail lease expense; and

•	$0.7 million increased railcar storage costs;

•	$0.5 million increase in costs of transload facilities; and

•
$5.4 million write down of sand inventory in the first quarter of 2016 based on our lower or cost or market analysis. We attribute this write down to declining market conditions and significant decline in prices.

Depreciation, depletion and amortization
Depreciation, depletion and amortization increased by $1.1 million due to amortization of intangible assets.
Selling, general and administrative expenses
The $0.9 million decrease in selling, general and administrative expenses is attributable primarily to:

•	$1.7 million increase in bad debt expense; offset by

•	$0.6 million in decreased equity-based compensation expense; and

•	$0.3 million decrease in outside professional services.
Contract and project terminations
During the first quarter of 2016, we negotiated significant concessions on our railcar leases. In return for these concessions, we incurred a contract termination charge of $4 million. See Note 3 to our Condensed Consolidated Financial Statements for further discussion.
Discontinued Operations

	Three Months Ended March 31,
	2016	2015

	($ in thousands)
Revenues	$80,481	$107,717
Cost of goods sold (excluding depreciation, depletion and amortization)	75,700	102,075
Depreciation and amortization	2,354	2,639
Selling, general and administrative expenses	1,598	1,886
Interest expense, net	597	288
Other	—	(4)
Income (loss) from discontinued operations before provision for income taxes	232	833
Provision for income taxes	6	97
Income (loss) from discontinued operations, net of taxes	$226	$736
Adjusted EBITDA (a)	$3,469	$4,092

Volume of refined fuels sold (gallons in thousands)	62,222	56,395
Volume of terminal throughput (gallons in thousands)	17,550	39,231
Volume of transmix refined (gallons in thousands)	24,448	21,354
Refined transmix as a percent of total refined fuels sold	39.3%	37.9%
(a)         See “Adjusted EBITDA” below for a discussion of Adjusted EBITDA and a reconciliation to net income (loss).
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Revenues
The major components of the $27.2 million decrease in Fuel business revenues are:

•	$37.9 million decrease due to lower average fuel sales prices; offset by

•	$9.8 million increase for higher volumes of fuel sold; and

•	$1.3 million increase in excise and other transaction taxes.
Cost of goods sold (excluding depreciation, depletion and amortization)
Our cost of goods sold consists primarily of direct costs associated with the purchase of refined fuels, transmix feedstock, plant labor and burden, and costs to operate our transmix and terminal facilities.  The primary components of the $26.4 million decrease in costs of goods sold are:

•	$36.7 million decrease for lower average fuel purchase prices; offset by

•	$9.0 million increase for higher volumes of fuel sold; and

•	$1.3 million increase in excise and other transaction taxes.
Liquidity and Capital Resources
Sources of Liquidity
Our principal liquidity requirements are to finance current operations, fund capital expenditures, including acquisitions from time to time, to service our debt and to pay distributions to partners.  Our sources of liquidity generally include cash generated by our operations, borrowings under our revolving credit and security agreement and issuances of equity and debt securities.  We depend on the Credit Agreement for both short-term and long-term capital needs and may use borrowings under our Credit Agreement to fund our operations and capital expenditures to the extent cash generated by our operations is insufficient in any period. Following the sale of our Fuel business, the use of proceeds therefrom to repay outstanding borrowings under the Credit Agreement and our entry into Amendment No. 11 to the Credit Agreement (described below), we believe that cash generated from our liquidity sources will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months.
In addition to our continued focus on generating and preserving cash from operations and maintaining availability under the Credit Agreement, we plan to seek access to the capital markets for additional liquidity through equity and debt offerings. Any new issuances may take the form of public or private offerings for cash, equity issued to consummate acquisitions or equity issued in exchange for a portion of our outstanding debt. We may also from time to time seek to retire or purchase outstanding debt through cash purchases and/or exchanges for equity or other debt securities, in open market purchases, privately negotiated transactions or otherwise. However, there can be no assurance that we will be able to complete any of these transactions on favorable terms or at all.
Revolving Credit Facility
On June 27, 2014, we entered into the Credit Agreement which matures on June 27, 2019 and, prior to giving effect to the amendments described below, consisted of a $350 million revolving credit facility, which includes a sub-limit of up to $30 million for letters of credit. Substantially all of the assets of the Borrowers are pledged as collateral under the Credit Agreement.
Borrowings under the Credit Agreement accrued interest at a rate equal to either, at our option, (i) LIBOR plus 4.25% or (ii) a base rate plus 3.25%. At March 31, 2016, our outstanding borrowings under the Credit Agreement bore interest at a weighted-average rate of 5.26%. We also incur a commitment fee of 0.375% on committed amounts that are neither used for borrowings nor under letters of credit.
The Credit Agreement contains various covenants and restrictive provisions and requires maintenance of certain financial covenants. For periods prior to the ratio compliance date, we will be subject to the following covenants and restrictions:

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
After the ratio compliance date, we will be required to maintain the following financial covenants in lieu of the covenants and restrictions in place prior to the ratio compliance date: (i) an interest coverage ratio (as defined in the Credit Agreement) of not less than 3.00 to 1.00 and (ii) a total leverage ratio (as defined in the Credit Agreement) of not greater than 3.50 to 1.00. As of March 31, 2016, our total leverage ratio exceeded the threshold of 3.50 to 1.00.
In addition, the Credit Agreement places restrictions on our ability to commence certain other actions, including our ability to make distributions to our unitholders, our ability to consummate acquisitions and our ability to make capital expenditures. Please see Note 4 to our financial statements for the three months ended March 31, 2016 for more information on the restrictions placed on our operations pursuant to the Credit Agreement.
As of March 31, 2016, we had undrawn availability under the Credit Agreement totaling $23.6 million and, as a result, we were not in compliance with the financial covenant to maintain at least $25 million of excess availability. On April 20, 2016, we notified the agent of this event of default under the Credit Agreement and began discussions with the agent to obtain a waiver regarding the event of default and to otherwise arrive at a long-term solution to the Partnership’s liquidity requirements, including the reduction of outstanding borrowings under the Credit Agreement through the sale of our Fuel business.

On May 20, 2016, we entered into Amendment No. 4 to the Credit Agreement to permit us to issue an unsecured promissory note and warrants to one of our lessors in return for concessions and various long-term leases. Also on May 20, 2016, we entered into Amendment No. 5 to the Credit Agreement that, among other things, provided a limited waiver until the Covenant Reversion Date for the event of default under the Credit Agreement for failure to maintain financial covenants as of March 31, 2016 and provided a period of covenant relief with respect to the requirements to maintain excess availability under the Credit Agreement or to generate the minimum amounts of consolidated EBITDA for the quarter ended March 31, 2016. We are also restricted from making distributions to our unitholders. In addition, Amendment No. 5 (i) increased the interest rates applicable to borrowings under the Credit Agreement to either, at our option, LIBOR plus 5.00% or the base rate plus 4.00%, (ii) extended the dominion period under the Credit Agreement whereby our and our subsidiaries’ cash receipts are swept on a daily basis and used to reduce outstanding borrowings and also (iii) reduced the aggregate commitment under the Credit Facility from $350 million to $325 million.
We entered into Amendments No. 6, 7, 8, 9, and 10 to the Credit Agreement to delay the onset of the Covenant Reversion Date until we were able to execute a definitive agreement for the sale of the Fuel business on June 23, 2016. On June 30, 2016, we entered into Amendment No. 10 to the Credit Agreement to further extend the Covenant Reversion Date until the earlier of September 2, 2016 or the closing of the sale of the Fuel business. Please see Note 4 to our financial statements for the three months ended June 30, 2016 for more information on Amendments No. 4 through 10 to the Credit Agreement.
On August 31, 2016, we closed the sale of the Fuel business, used the net proceeds therefrom to repay outstanding borrowings under the Credit Agreement and entered into Amendment No. 11 to the Credit Agreement with the Borrowers, the lenders and the agent. Amendment No. 11, among other things, restated the Credit Agreement and provided a full waiver for all defaults or events of default arising out of our failure to comply with the financial covenant to generate minimum amounts of adjusted EBITDA during the quarters ended March 31, 2016 and June 30, 2016 and the quarter ending September 30, 2016 and the covenant to maintain the minimum amount of excess availability for any date prior to September 1, 2016.
Pursuant to Amendment No. 11, the Credit Agreement now provides for a maximum $200 million revolving credit facility with a $20 million sublimit on letters of credit, and requires the Partnership to maintain the following financial covenants:

•	a covenant to maintain $20 million of excess availability (as defined in the Credit Agreement), subject to decrease to $15 million upon the satisfaction of certain conditions;

•	a covenant to limit capital expenditures (as defined in the Credit Agreement) to certain maximum amounts for each quarter through March 31, 2019;

•	beginning with the quarter ending June 30, 2017, a covenant to generate consolidated EBITDA (as defined in the Credit Agreement) in certain minimum amounts;

•
beginning with the quarter ending March 31, 2018, a covenant to maintain an interest coverage ratio (as defined in the Credit Agreement) of not less than 2.00 to 1.00, which is scheduled to increase to 3.00 to 1.00 for the fiscal quarter ending March 31, 2019; and

•	a covenant to raise at least $31.2 million of net proceeds from the issuance and sale of common equity by November 30, 2016.
Following our entry into Amendment No. 11, we believe that we will be able to maintain compliance with the covenants and restrictions under the Credit Agreement, as amended, for at least the next 12 months.

Liquidity Trends
Beginning in the second half of 2014 and continuing through the first quarter of 2016, prices for natural gas, crude oil and refined fuels have been extremely volatile and decreased significantly. Our cash flows from operating activities are subject to significant quarterly variations as these volatile commodity prices negatively impact demand for our frac sand as well as our Fuel business’ exposure to partially-unhedged commodity price risk for refined products. In addition, upon closing the sale of our Fuel business we will become more dependent on the volatility in demand for frac sand without the benefit of stable cash flows generated by our Fuel business in periods of stable commodity prices. Therefore, the cash generated by our operations are driven by a number of factors beyond our control, including global and regional product supply and demand, weather, product distribution, refining and processing capacity and other supply chain dynamics, among other factors. In this current environment, we anticipate that our liquidity needs will not be met solely by cash generated from operations, and we expect to rely more heavily on borrowings under the Credit Agreement and issuance of equity and debt securities as sources of future liquidity.
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
Cash Flow Summary
The table below summarizes our cash flows.

	Three Months Ended March 31,
	2016	2015

	($ in thousands)
Cash flows from operating activities	$(2,291)	$29,162
Cash flows from investing activities	$(4,913)	$(8,937)
Cash flows from financing activities	$(2,305)	$(20,617)
Cash and cash equivalents at beginning of period	$20,870	$6,876
Cash and cash equivalents at end of period	$11,361	$6,484
Operating cash flows
Cash flows from operating activities has generally trended the same as our net income (loss) adjusted for non-cash items of depreciation, depletion and amortization, equity-based compensation, amortization of deferred financing costs, contract termination costs, and unrealized losses on derivative instruments. The changes in our operating assets and liabilities were also significantly impacted by lower accounts receivable balances resulting from lower sales of sand and fuel during the first quarter of 2016, a build-up of inventories in 2015, lower accounts payables and accrued liabilities balances due to lower cost of fuel in 2016 and extended aging of our payables.
Investing cash flows
As a result of the current market conditions, we have significantly curtailed our capital expenditures to include only those projects with the potential for rapid returns, and comply with our bank covenants that limit capital expenditures.
Financing cash flows
The main categories of our financing cash flows can be summarized as follows:

	Three Months Ended March 31,
	2016	2015

	($ in thousands)
Net debt proceeds (payments)	$(802)	$14,147
Distributions to owners	—	(34,020)
Other	(1,503)	(744)
Total	$(2,305)	$(20,617)

Contractual Obligations
The following table presents the remaining minimum contractual obligations as of March 31, 2016.

	Payments Due By Period
	Total	Remainder of 2016	2017 - 2018	2019 - 2020	Thereafter

	($ in thousands)
Long-term debt (1)	$353,880	$12,465	$32,374	$309,041	$—
Railcar leases (2)	461,064	21,931	64,948	77,555	296,630
Unsecured notes (2)	4,662	—	—	4,662	—
Other operating leases (3)	4,924	890	929	513	2,592
Purchase commitments (4)	147,702	10,040	45,267	43,781	48,614
Minimum royalty payments (5)	2,803	173	460	460	1,710
Total	$975,035	$45,499	$143,978	$436,012	$349,546

(1)	Assumes balances outstanding as of March 31, 2016 will be paid at maturity and includes interest using interest rates in effect at March 31, 2016.

(2)
Includes minimum amounts payable under various operating leases for railcars as well as estimated costs to transport leased railcars from the manufacturer to our site for initial placement in service. During the first six months of 2016, we completed negotiations with various railcar lessors pursuant to which we terminated a future order of railcars, deferred future railcar deliveries and reduced and deferred payments on existing leases. In exchange for these concessions, we issued at par an Unsecured Promissory Note in the aggregate principal amount of $4 million with interest payable in cash or, in certain situations, in-kind, when certain financial metrics have been met. These notes bears interest at a rate of five percent per annum and are due and payable within 30 days following the date on which financial statements are publicly available covering the first date on which these financial metrics have been met. These liabilities are included in Other long-term liabilities in our Condensed Consolidated Balance Sheets. We incurred $8 million for delivery deferrals in the second quarter of 2016. We also issued warrants to purchase 370,000 common units representing limited partnership interests in the partnership in exchange of these concessions during the second quarter of 2016. These amounts include the impact of all concessions.

(3)	Includes lease agreements for land, facilities and equipment.

(4)
Includes minimum amounts payable under a business acquisition agreement, long-term rail transportation agreements, transload facility agreements, asset purchase/construction agreements, and other purchase commitments.

(5)	Represents minimum royalty payments for various sand mining locations. The amounts paid will differ based on amounts extracted.
Property Value Guarantees
In December 2015, we entered into an agreement to purchase certain properties and assume leases and other related agreements for future development of sand mining and processing facilities in Wisconsin.  Given the current challenging market conditions for proppant demand, we do not plan to begin development until the North American oil and gas markets improve. Under a mining agreement with a local town, we have assumed contingent obligations to indemnify owners of approximately141 properties for diminution of value associated with mine operations and limited moving expenses when each landowner decides to sell a property, even if no mine is yet in operation.  As these contingent liabilities cannot be reasonably estimated, no liability has been recorded.
ADJUSTED EBITDA
Adjusted EBITDA is defined in our Credit Agreement as: net income (loss) plus consolidated interest expense (net of interest income), income tax expense, depreciation, depletion and amortization expense, non-cash charges and losses that are unusual or non-recurring less income tax benefits and gains that are unusual or non-recurring and other adjustments allowable under our existing credit agreement.   Adjusted EBITDA is used as a supplemental financial measure by our management and external users of our financial statements, such as investors and commercial banks, to assess:

•	the financial performance of our assets without regard to the impact of financing methods, capital structure or historical cost basis of our assets;

•	the viability of capital expenditure projects and the overall rates of return on alternative investment opportunities;

•	our liquidity position and the ability of our assets to generate cash sufficient to make debt payments and to make distributions;

•	our operating performance as compared to those of other companies in our industry without regard to the impact of financing methods and capital structure; and

•	our debt covenant compliance. Adjusted EBITDA is a key component of critical covenants to our Credit Agreement.
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
Reconciliation of Net Income (Loss) and Operating Cash Flows to Adjusted EBITDA
The following tables present a reconciliation of net income (loss) to Adjusted EBITDA for each continuing, discontinued and consolidated.

	Continuing		Discontinued		Consolidated

	Three Months Ended March 31,
	2016	2015	2016	2015	2016	2015

	($ in thousands)
Net income (loss)	$(34,441)	$8,755	$226	$736	$(34,215)	$9,491
Interest expense, net	4,594	2,837	597	288	5,191	3,125
Depreciation, depletion and amortization	4,907	3,801	2,354	2,639	7,261	6,440
Provision for income taxes	20	181	6	97	26	278
EBITDA	(24,920)	15,574	3,183	3,760	(21,737)	19,334
Equity-based compensation expense	237	2,006	103	286	340	2,292
Write down of sand inventory	5,394	—	—	—	5,394	—
Contract and project terminations	4,026	6,719	—	—	4,026	6,719
Provision for doubtful accounts	1,672	—	36	38	1,708	38
Accretion expense	29	19	—	—	29	19
Retirement of assets	—	—	—	8	—	8
Reduction in force	76	—	—	—	76	—
Fuel division selling expenses	—	—	—	—	—	—
Other state and local taxes	469	—	147	—	616	—
Other adjustments allowable under our existing credit agreement	35	4	—	—	35	4
Adjusted EBITDA	$(12,982)	$24,322	$3,469	$4,092	$(9,513)	$28,414

The following table reconciles Consolidated Adjusted EBITDA to our operating cash flows for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015

	($ in thousands)
Adjusted EBITDA	$(9,513)	$28,414
Non-cash interest expense, net	(4,642)	(2,475)
Non-cash income tax expense	(642)	(278)
Contract and project terminations - non-cash	(25)	—
Reduction in force	(76)	—
Write down of sand inventory	(5,394)	—
Other adjustments allowable under our existing credit agreement	(35)	(4)
Change in other operating assets and liabilities	18,036	3,505
Cash flows from operating activities:	$(2,291)	$29,162

Cash flows from investing activities:	$(4,913)	$(8,937)

Cash flows from financing activities:	$(2,305)	$(20,617)

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information about market risks for the three months ended March 31, 2016, does not differ materially from that discussed under Item 7A of our Annual Report on Form 10-K for 2015.
ITEM 4.                                                 CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended March 31, 2016 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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

Environmental Matter
On November 21, 2013, the EPA issued a General Notice Letter and Information Request (“Notice”) under Section 104(e) of CERCLA to one of our subsidiaries operating within the Fuel business.  The Notice provides that the subsidiary may have incurred liability with respect to the Reef Environmental site in Alabama, and requested certain information in accordance with Section 107(a) of CERCLA.  We timely responded to the Notice.  At this time, no specific claim for cost recovery has been made by the EPA (or any other potentially responsible party) against us.  There is uncertainty relating to our share of environmental remediation liability, if any, because our allocable share of wastewater is unknown and the total remediation cost is also unknown.  Consequently, management is unable to estimate the possible loss or range of loss, if any.  We have not recorded a loss contingency accrual in our financial statements.  In the opinion of management, the outcome of such matters will not have a material adverse effect on our financial position, liquidity or results of operations.
In January 2016, AEC experienced a leak in its proprietary fuel pipeline that connects the bulk storage terminal to the transmix facility located in Birmingham, Alabama. AEC management notified the controlling governmental agencies of this condition, and commenced efforts to locate the leak, determine the cause of the leak, repair the leak, and remediate known contamination to the proximate soils and sub-grade. These efforts remain in progress, and management does not expect the costs to repair and remediate these conditions to have a material impact on our financial position, results of operations, or cash flows.
ITEM 1A.                                                RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results.  The risks described in this report and in our Annual Report on Form 10-K are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
If we cannot meet the New York Stock Exchange (“NYSE”) continued listing requirements, the NYSE may delist our common units which would have an adverse impact on the liquidity and market price of our common units.
Our common stock is currently listed on the NYSE. In the future, we may not be able to meet the continued listing requirements of the NYSE. As previously disclosed in our press release dated May 20, 2016 and our Notification of Late Filing on Form 12b-25 filed with the Securities and Exchange Commission on May 11, 2016, we were not able to file our Quarterly Report on Form 10-Q for the period ended March 31, 2016 in a timely manner. On May 17, 2016, we received a letter from the New York Stock Exchange Regulation, Inc. informing us that, as a result of our failure to timely file our Form 10-Q for the period ended March 31, 2016, we are subject to the procedures specified in Section 802.01E (SEC Annual Report Timely Filing Criteria) of the NYSE’s Listed Company Manual. We believe that the filing of our Form 10-Q for the period ended March 31, 2016 and the Form 10-Q for the period ended June 30, 2016 satisfies the NYSE requirements. In addition, the continued listing requirements on the NYSE require, among other things; (i) that the average closing price of our common units be above $1.00 over 30 consecutive trading days and (ii) that our market capitalization be not less than $15 million over 30 consecutive trading days. If we are unable to satisfy the NYSE criteria for continued listing, our common units would be subject to delisting. A delisting of our common units could negatively impact us by reducing the liquidity and market price of our common units, reducing the number of investors willing to hold or acquire our common units, which could negatively impact our ability to raise equity financing.
Divestitures and discontinued operations could negatively impact our business, requires additional attention and resources that could divert our management’s focus from continuing operations, and retained liabilities from businesses that we sell could adversely affect our financial results.
In the first quarter of 2016, we began the process of divesting our Fuel business and related product lines, entered into a definitive agreement for the sale on June 23, 2016 and closed the transaction on August 31, 2016. Divestitures pose risks and challenges that could negatively impact our business, including required separation or carve-out activities and costs and disputes with buyers or third parties, and also require additional management attention that distract from continuing operations even after closing. Dispositions also involve continued financial involvement, as we are required to retain responsibility for, or agree to indemnify buyers against, contingent liabilities related to our Fuel business, such as lawsuits, tax liabilities, working condition of assets and environmental matters. Under these types of arrangements, performance by the divested business or other conditions outside our control could affect our future financial results.
We have a history of losses and expect our revenues to decrease in the near-term.
For the three months ended March 31, 2016, we have incurred aggregate losses of $34.2 million. Our loss from continuing operations for the three months ended March 31, 2016 was $34.4 million and our income from discontinued operations was $0.2 million. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the demand for our products, and the level of competition and general economic conditions. As we transition our business after the close of the sale of our Fuel business to operating solely in the frac sand industry, we expect a significant decrease in our revenues. Consequently, we expect to continue to incur operating losses and negative cash flow until we generate significant revenue from the sale of our continuing products.

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
None.

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

10.1
Amendment No. 3 to Amended and Restated Revolving Credit and Security Agreement, dated March 1, 2016, among Emerge Energy Services LP, as parent guarantor, the Borrowers party thereto, PNC Bank, National Association, as administrative agent and collateral agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 7, 2016).

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
Date: September 9, 2016

EMERGE ENERGY SERVICES LP

By:	EMERGE ENERGY SERVICES GP LLC, its general partner

By:	/s/ Rick Shearer
Rick Shearer
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Deborah Deibert
Deborah Deibert
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

10.1
Amendment No. 3 to Amended and Restated Revolving Credit and Security Agreement, dated March 1, 2016, among Emerge Energy Services LP, as parent guarantor, the Borrowers party thereto, PNC Bank, National Association, as administrative agent and collateral agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 7, 2016).

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