Form 10-Q
period 2016-06-30
Emerge Energy Services LP
filed 2016-09-12
CIK 1555177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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

PART I                                           FINANCIAL INFORMATION

ITEM 1.                                      FINANCIAL STATEMENTS

EMERGE ENERGY SERVICES LP
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands, except unit data)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$3,158	$20,870
Trade and other receivables, net	15,294	28,955
Inventories	20,305	30,162
Prepaid expenses and other current assets	5,450	8,994
Assets held for sale	28,038	23,453
Total current assets	72,245	112,434

Property, plant and equipment, net	172,195	179,520
Intangible assets, net	6,340	7,323
Other assets, net	21,058	13,230
Non-current assets held for sale	111,411	107,541
Total assets	$383,249	$420,048

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$8,605	$8,339
Accrued liabilities	11,160	13,294
Liabilities held for sale	13,611	15,195
Total current liabilities	33,376	36,828

Long-term debt, net of current portion	304,163	295,938
Business acquisition obligation, net of current portion	8,254	7,772
Other long-term liabilities	18,410	4,732
Total liabilities	364,203	345,270

Commitments and contingencies
Partners’ equity:
General partner	—	—
Limited partner common units (issued and outstanding 24,129,418 units and 24,119,972 units as of June 30, 2016 and December 31, 2015, respectively)	19,046	74,778
Total partners’ equity	19,046	74,778
Total liabilities and partners’ equity	$383,249	$420,048

See accompanying notes to unaudited condensed consolidated financial statements.

EMERGE ENERGY SERVICES LP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$24,825	$68,118	$54,495	$164,362
Operating expenses:
Cost of goods sold (excluding depreciation, depletion and amortization)	38,354	50,738	82,144	116,993
Depreciation, depletion and amortization	4,870	4,721	9,777	8,522
Selling, general and administrative expenses	4,459	6,872	11,234	14,589
Contract and project terminations	10	2,693	4,036	9,412
Total operating expenses	47,693	65,024	107,191	149,516
Operating income (loss)	(22,868)	3,094	(52,696)	14,846
Other expense (income):
Interest expense, net	5,283	2,328	9,877	5,165
Other	(2)	(8)	(3)	(29)
Total other expense	5,281	2,320	9,874	5,136
Income (loss) from continuing operations before provision for income taxes	(28,149)	774	(62,570)	9,710
Provision for income taxes	1	87	21	268
Net income (loss) from continuing operations	(28,150)	687	(62,591)	9,442
Income (loss) from discontinued operations, net of taxes	5,253	2,197	5,479	2,933
Net income (loss)	$(22,897)	$2,884	$(57,112)	$12,375

Earnings (loss) per common unit (1)
Basic:
Earnings (loss) per common unit from continuing operations	$(1.17)	$0.03	$(2.59)	$0.39
Earnings (loss) per common unit from discontinued operations	0.22	0.09	0.23	0.12
Basic earnings (loss) per common unit (1)	$(0.95)	$0.12	$(2.36)	$0.51
Diluted:
Earnings (loss) per common unit from continuing operations	$(1.17)	$0.03	$(2.59)	$0.39
Earnings (loss) per common unit from discontinued operations	0.22	0.09	0.23	0.12
Diluted earnings (loss) per common unit (1)	$(0.95)	$0.12	$(2.36)	$0.51

Weighted average number of common units outstanding including participating securities (basic) (1)	24,188,605	24,131,302	24,184,838	24,129,664
Weighted average number of common units outstanding (diluted) (1)	24,188,605	24,133,813	24,184,838	24,131,682

(1) See Note 9.

See accompanying notes to unaudited condensed consolidated financial statements.

EMERGE ENERGY SERVICES LP
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY
($ in thousands)

	Limited Partner Common Units	General Partner (non-economic interest)	Total Partners’ Equity
Balance at December 31, 2015	$74,778	$—	$74,778
Net income (loss)	(57,112)	—	(57,112)
Equity-based compensation expense	136	—	136
Other	337	—	337
Issuance of warrants	907	—	907
Balance at June 30, 2016	$19,046	$—	$19,046

See accompanying notes to unaudited condensed consolidated financial statements.

EMERGE ENERGY SERVICES LP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(57,112)	$12,375
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation, depletion and amortization	12,131	13,795
Equity-based compensation expense	136	3,227
Project and contract termination costs - non-cash portion	4,011	8,684
Provision for doubtful accounts	1,746	296
Loss on disposal of assets	76	8
Amortization of debt discount/premium and deferred financing costs	1,506	557
Write-down of inventory	5,394	—
Unrealized loss on derivative instruments	665	389
Other non-cash	59	39
Changes in operating assets and liabilities:
Accounts receivable	6,845	22,705
Inventories	8,135	(9,341)
Prepaid expenses and other current assets	1,643	(3,055)
Accounts payable and accrued liabilities	1,560	(6,605)
Other assets	173	(3,161)
Cash flows from operating activities:	(13,032)	39,913

Cash flows from investing activities:
Purchases of property, plant and equipment	(11,010)	(16,596)
Net proceeds	(9)	1,046
Collection of notes receivable	7	7
Cash flows from investing activities:	(11,012)	(15,543)

Cash flows from financing activities:
Proceeds from line of credit borrowings	141,345	162,400
Repayment of line of credit borrowings	(130,451)	(130,400)
Repayment of other long-term debt	—	(53)
Distributions to unitholders	—	(58,164)
Payment of business acquisition obligation	(382)	(518)
Payments on capital lease obligation	—	(832)
Payment of financing costs	(4,177)	(438)
Other financing activities	(3)	—
Cash flows from financing activities:	6,332	(28,005)

Cash and cash equivalents:
Net decrease	(17,712)	(3,635)
Balance at beginning of period	20,870	6,876
Balance at end of period	$3,158	$3,241
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
Accordingly, the assets and liabilities of our Fuel business were classified as held for sale and the results of operations have been classified as discontinued operations for all periods presented. We now operate our continuing business in a single sand segment. We report silica sand activities as our continuing operations and fuel operations as our discontinued operations.
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

NOTE 2 – DISCONTINUED OPERATIONS
At March 31, 2016, the assets and liabilities of our Fuel business were classified as held for sale and the results of operations have been classified as discontinued operations for all periods presented in accordance with ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity."
Summarized assets and liabilities of the Fuel business, classified as held for sale as of June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015

	($ in thousands)
Trade and other receivables, net	$15,132	$8,247
Inventories	8,784	12,457
Prepaid expenses and other current assets	4,122	2,749
Current assets held for sale	$28,038	$23,453

Property, plant and equipment, net	$59,426	$54,110
Intangible assets, net	22,678	24,124
Goodwill	29,264	29,264
Other assets, net	43	43
Long-term assets held for sale	$111,411	$107,541

Accounts payable	$7,656	$10,088
Accrued liabilities	5,955	5,107
Total liabilities held for sale	$13,611	$15,195
The following corporate costs were allocated to discontinued operations for the three and six months ended June 30, 2016 and all prior periods presented:

•	Interest on the revolver was allocated to the discontinued operation based on the allocation of debt between sand and fuel business.

•	Equity-based compensation costs recognized for the Fuel business employees was allocated to discontinued operations.

•	The taxes paid on behalf of the Fuel business were compiled by review of prior tax filings and payments. These amounts were allocated to discontinued operations.

•	General corporate overhead costs were not allocated to discontinued operations.
Summarized results of the discontinued operations for the three and six months ended June 30, 2016 and 2015 are as follows :

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	($ in thousands)
Revenues (1)	$101,982	$132,734	$182,463	$240,451
Cost of goods sold (excluding depreciation, depletion and amortization) (1)	93,844	126,195	169,544	228,270
Depreciation and amortization	—	2,634	2,354	5,273
Selling, general and administrative expenses	2,194	1,307	3,792	3,193
Interest expense, net	686	302	1,283	590
Other	—	(5)	—	(9)
Income from discontinued operations before provision for income taxes	5,258	2,301	5,490	3,134
Provision for income taxes	5	104	11	201
Income from discontinued operations, net of taxes	$5,253	$2,197	$5,479	$2,933

(1) Fuel revenues and cost of goods sold include excise taxes and similar taxes:	$13,405	$12,520	$26,488	$24,315
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
Allowance for Doubtful Accounts
The allowance for doubtful accounts was $3.8 million and $1.9 million at June 30, 2016 and December 31, 2015, respectively.  Of these amounts, allowance for doubtful accounts for continuing operations totaled $3.2 million and $1.4 million at June 30, 2016 and December 31, 2015, respectively.
Inventories
Inventories for continuing operations consisted of the following:

	June 30, 2016	December 31, 2015

	($ in thousands)
Sand finished goods	$13,378	$12,224
Sand work in process	6,731	17,796
Sand raw materials and supplies	196	142
Total	$20,305	$30,162

During the first quarter of 2016, we wrote down $5.4 million of our sand inventory based on our lower or cost or market analysis. We attribute this write down to declining market conditions and a significant decline in prices.
We classified $8.8 million and $12.5 million of our inventories related to our Fuel business to assets held for sale as of June 30, 2016 and December 31, 2015, respectively. See Note 2 - Discontinued operations for further information.

Property, Plant and Equipment
Property, plant and equipment for continuing operations consisted of the following:

	June 30, 2016	December 31, 2015

	($ in thousands)
Machinery and equipment (1)	$88,057	$87,357
Buildings and improvements (1)	66,280	66,215
Land and improvements (1)	45,065	45,065
Mineral reserves	30,181	30,181
Construction in progress	2,694	2,532
Capitalized reclamation costs	2,445	2,445
Total cost	234,722	233,795
Accumulated depreciation and depletion	62,527	54,275
Net property, plant and equipment	$172,195	$179,520
(1) Includes assets under capital lease
We classified $59.4 million and $54.1 million of our property, plant and equipment related to our Fuel business to assets held for sale as of June 30, 2016 and December 31, 2015, respectively. See Note 2 - Discontinued operations for further information.
We recognized $9.1 million and $10.3 million of depreciation and depletion expense for the six months ended June 30, 2016 and 2015, respectively. Of these amounts, depreciation and depletion expense for continuing operations totaled $8.3 million and $8.5 million at June 30, 2016 and 2015, respectively.
Property, plant and equipment that have been included as part of the assets held for sale are no longer depreciated from the time that they are classified as such. We will periodically evaluate the carrying value of its property, plant and equipment based upon the estimated cash flows to be generated by the related assets. If impairment is indicated, a loss will be recognized.

Intangible Assets Other Than Goodwill
Our intangible assets for continuing operations consisted of the following:

	Cost	Accumulated Amortization	Net

	($ in thousands)
June 30, 2016:
Patents	$7,443	$1,698	$5,745
Supply and transportation agreements	569	55	514
Non-compete agreement	100	19	81
Total	$8,112	$1,772	$6,340

December 31, 2015:
Patents	$7,000	$234	$6,766
Supply and transportation agreements	471	—	471
Non-compete agreement	100	14	86
Total	$7,571	$248	$7,323
We classified $22.7 million and $24.1 million of our intangible assets other than goodwill related to our Fuel business to assets held for sale as of June 30, 2016 and December 31, 2015, respectively. See Note 2 - Discontinued operations for further information.
We recognized $3.0 million and $3.5 million of amortization expense for the six months ended June 30, 2016 and 2015, respectively.  Of these amounts, amortization expense for continuing operations totaled $1.5 million and $0 million for the six months June 30, 2016 and 2015, respectively.
Other Assets, Net
Other assets, net for continuing operations consisted of the following:

	June 30, 2016	December 31, 2015

	($ in thousands)
Prepaid lease assets, net of current portion (1)	$10,285	$11,796
Deferred lease asset (2)	8,851	—
Other	1,922	1,434
Total	$21,058	$13,230

(1)
The cost to transport leased railcars from the manufacturer to our site for initial placement in service is capitalized and amortized over the term of the lease (typically five to seven years). This balance reflects the non-current portion of these capitalized costs.

(2)
During the first six months of 2016, we completed negotiations with various railcar lessors pursuant to which we terminated a future order of railcars, deferred future railcar deliveries and reduced and deferred payments on existing leases. The related rent expense is recorded on a straight-line basis over the lease term. The cumulative excess of rent expense over rent payments is recorded as a deferred lease asset and recorded in “Other assets” in the accompanying Condensed Consolidated Balance Sheets.

We classified $43 thousand of our other assets, net related to our Fuel business to assets held for sale as of June 30, 2016 and December 31, 2015. See Note 2 - Discontinued operations for further information.
Accrued Liabilities
Accrued liabilities for continuing operations consisted of the following:

	June 30, 2016	December 31, 2015

	($ in thousands)
Current portion of business acquisition obligations	$1,913	$2,843
Logistics	1,840	2,486
Sales, excise, property and income taxes	1,045	198
Accrued interest	887	947
Deferred compensation	848	1,191
Derivative contract liability	729	472
Salaries and other employee-related	635	491
Mining	429	—
Sand purchases and royalties	242	520
Current portion of contract termination	160	135
Maintenance	40	—
Purchase of intangible assets	—	2,500
Other	2,392	1,511
Total	$11,160	$13,294
We classified $6.0 million and $5.1 million of our accrued liabilities related to our Fuel business to liabilities held for sale as of June 30, 2016 and December 31, 2015, respectively. See Note 2 - Discontinued operations for further information.
Other Long-term Liabilities
Other Long-term Liabilities for continuing operations consisted of the following:

	June 30, 2016	December 31, 2015

	($ in thousands)
Long-term promissory note	$8,064	$—
Contract and project terminations	5,130	1,162
Asset retirement obligation due	2,612	2,570
Other	2,604	1,000
Total	$18,410	$4,732

Long-term Promissory Note
During the second quarter of 2016, we negotiated significant concessions on the majority of our railcar leases pursuant to which we cancelled or deferred deliveries on rail cars and reduced cash payments on a substantial portion of the existing rail cars in our fleets. In exchange of these concessions, we issued at par an Unsecured Promissory Note in the aggregate principal amount of $8 million (the “PIK Note”) for delivery deferrals. The PIK Note bears interest at a rate of 10% per annum payable in cash or, in certain situations, in-kind, when certain financial metrics have been met. The PIK Note will mature on June 2, 2020. We also issued warrants to purchase 370,000 common units representing limited partnership interests in the Partnership in exchange of these concessions during the second quarter of 2016. This note is included in Other long-term liabilities in our Condensed Consolidated Balance Sheets.
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
During the first half of 2016, we negotiated concessions on the majority of our railcar leases pursuant to which we cancelled or deferred deliveries on rail cars and reduced cash payments on a substantial portion of the existing rail cars in our fleets. In exchange for these concessions, we incurred a contract termination charge of $4 million. We issued at par an Unsecured Promissory Note in the aggregate principal amount of $4 million with interest payable in cash or, in certain situations, in-kind, when certain financial metrics have been met. This note bears interest at a rate of five percent per annum and are is due and payable within 30 days following the date on which financial statements are publicly available covering the first date on which these financial metrics have been met.
The following table illustrates the various contract termination liabilities and exit and disposal reserves included in Accrued liabilities and Other long-term liabilities in our Condensed Consolidated Balance Sheets:

($ in thousands)
Balance at December 31, 2015	$1,297
Contract termination charges	4,000
Accretion	84
Payments	(24)
Balance at June 30, 2016	$5,357
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
On June 2, 2016, we issued warrants to lessors to purchase 370,000 common units representing limited partnership interests in the partnership for concessions on various long-term leases. These warrants may be exercised at any time and from time to time during next five years, at an exercise price per common unit equal to $4.77. These fair value of these warrants was calculated at $2.45 per unit based on a Black Scholes valuation model, utilizing Level 2 inputs based on the hierarchy established in ASC 820, Fair Value Measurement.
Retirement Plan
We sponsor a 401(k) plan for substantially all employees that provides for us to match 100% of participant contributions up to 5% of the participant’s pay.  Additionally, we can make discretionary contributions as deemed appropriate by management.  Our employer contributions to these plans for continuing operations totaled $177 thousand and $299 thousand for the six months ended June 30, 2016 and 2015, respectively. We classified $118 thousand and $157 thousand to Income from discontinued operations, net of taxes for the six months ended June 30, 2016 and 2015, respectively.  As of July 1, 2016, we have suspended all employer contributions to this plan.
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
Concentration of Credit Risk
We provide credit, in the normal course of business, to customers located throughout the United States and Canada.  We encounter a certain amount of credit risk as a result of a concentration of receivables among a few significant customers. We perform ongoing credit evaluations of our customers and generally do not require collateral.  The trade receivables (as a percentage of total trade receivables) as of June 30, 2016 and December 31, 2015 from such significant customers are set forth below:

	June 30, 2016	December 31, 2015
Customer A	18%	11%
Customer B	13%	*
Customer C	*	12%
Customer D	*	12%
An asterisk indicates balance is less than ten percent.
For continuing operations, the trade receivables (as a percentage of total trade receivables) as of June 30, 2016 and December 31, 2015 from such significant customers are set forth below:

	June 30, 2016	December 31, 2015
Customer A	35%	16%
Customer D	*	17%
Customer E	13%	10%
Customer F	10%	*
Customer G	*	13%
Customer B	25%	*
Customer C	*	18%
An asterisk indicates balance is less than ten percent.
Significant customers

No individual customer represented 10% of total revenues for the six months ended June 30, 2016, while one customer represented 10% of revenues for the six months ended June 30, 2015.
The table shows our significant customers for our continuing operations for the three months ended June 30, 2016 and 2015.

	June 30, 2016	June 30, 2015
Customer A	35%	*
Customer G	16%	18%
Customer H	*	19%
Customer C	*	24%
An asterisk indicates revenue is less than ten percent.
Geographical Data
Although we own no long-term assets outside the United States, our Sand business began selling product in Canada during 2013.  We recognized $8.0 million and $22.9 million of revenues in Canada for the six months ended June 30, 2016 and 2015, respectively.  All other sales have occurred in the United States.
Interim Indicators of Impairment
Goodwill
The $29.3 million balance of goodwill at June 30, 2016 is related solely to our Fuel business.  At June 23, 2016, we entered into a Purchase and Sale Agreement to sell our Fuel business. Accordingly, Goodwill is classified as held for sale on the Condensed Consolidated Balance Sheets.
Long-Lived Assets
We believe the decrease in our common units’ market value is attributable primarily to our Sand business’ decreasing profits and the frac sand industry’s downturn.  Therefore, we have assessed the recoverability of long-lived assets for our Sand business, and determined that the carrying values are recoverable from our forecasted cash flows as of June 30, 2016.
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
4.              LONG-TERM DEBT
Following is a summary of our long-term debt:

	June 30, 2016	December 31, 2015

	($ in thousands)
Revolving credit facility:
Principal	$312,959	$302,063
Deferred financing costs	(8,796)	(6,125)
Total long-term debt	$304,163	$295,938
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
Borrowings under the Credit Agreement accrue interest at a rate equal to either, at our option, (i) the London interbank offered rate (LIBOR) plus 4.25% or (ii) a base rate, which will be the base commercial lending rate of the agent, as publicly announced to be in effect from time to time, plus 3.25%. At June 30, 2016, our outstanding borrowings under the Credit Agreement bore interest at a weighted-average rate of 6.02%. We also incur a commitment fee of 0.375% on committed amounts that are neither used for borrowings nor under letters of credit.
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
After the ratio compliance date, we will be required to maintain the following financial covenants in lieu of the covenants and restrictions in place prior to the ratio compliance date: (i) an interest coverage ratio (as defined in the Credit Agreement) of not less than 3.00 to 1.00 and (ii) a total leverage ratio (as defined in the Credit Agreement) of not greater than 3.50 to 1.00. As of June 30, 2016, our total leverage ratio exceeded the threshold of 3.50 to 1.00.
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

As of March 31, 2016, we had undrawn availability under the Credit Agreement totaling $23.6 million and, as a result, we were not in compliance with the financial covenant to maintain at least $25 million of excess availability. On April 20, 2016, we notified the agent of this event of default under the Credit Agreement and began discussions with the agent to obtain a waiver regarding the event of default and to otherwise arrive at a long-term solution to the Partnership’s liquidity requirements, including the reduction of outstanding borrowings under the Credit Agreement through the sale of our Fuel business. At June 30, 2016, we had undrawn availability under the Credit Facility totaling $2.8 million.
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
5.              COMMITMENTS AND CONTINGENCIES
Contractual Obligations
The following table represents the remaining minimum contractual obligations as of June 30, 2016.

	Railcar Leases (1)	Other Operating Leases (2)	Royalty Commitments (3)	Purchase Commitments (4)

	($ in thousands)
Remainder of 2016	$17,151	$593	$115	$7,418
2017	27,921	597	230	20,839
2018	37,027	332	230	24,053
2019	37,995	259	230	22,439
2020	39,560	254	230	21,342
Thereafter	296,630	2,592	1,710	48,614
Total	$456,284	$4,627	$2,745	144,705
Less amount representing interest				(1,176)
Total less interest				$143,529

(1)
Includes minimum amounts payable under various operating leases for railcars as well as estimated costs to transport leased railcars from the manufacturer to our site for initial placement in service. During the first six months of 2016, we completed negotiations with various railcar lessors pursuant to which we terminated future order of railcars, deferred future railcar deliveries and reduced and deferred payments on existing leases. We accrued $4 million in contract termination charges and $8 million for delivery deferrals. These liabilities are included in Accrued liabilities and Other long-term liabilities in our Condensed Consolidated Balance Sheets. We also issued warrants to purchase 370,000 common units representing limited partnership interests in the partnership in exchange of these concessions. The above amounts include the impact of all concessions.

(2)	Includes lease agreements for land, facilities and equipment.

(3)	Represents minimum royalty payments for various sand mining locations. The amounts paid will differ based on amounts extracted.

(4)	Includes minimum amounts payable under a business acquisition agreement, long-term rail transportation agreements, transload facility agreements, and other purchase commitments.
Environmental Matter
On November 21, 2013, the EPA issued a General Notice Letter and Information Request (“Notice”) under Section 104(e) of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA”), to one of our subsidiaries operating within the Fuel business.  The Notice provides that the subsidiary may have incurred liability with respect to the Reef Environmental site in Alabama, and requested certain information in accordance with Section 107(a) of CERCLA.  We timely responded to the Notice.  At this time, no specific claim for cost recovery has been made by the EPA (or any other potentially responsible party) against us.  There is uncertainty relating to our share of environmental remediation liability, if any, because our allocable share of wastewater is unknown and the total remediation cost is also unknown.  Consequently, management is unable to estimate the possible loss or range of loss, if any.  We have not recorded a loss contingency accrual as of June 30, 2016 or December 31, 2015.  In the opinion of management, the outcome of such matters will not have a material adverse effect on our financial position, liquidity or results of operations.

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
6.              RELATED PARTY TRANSACTIONS
Related party transactions included in our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations are summarized in the following table:

	Six Months Ended June 30,
	2016	2015

	($ in thousands)
Wages and employee-related costs (1)	$9,148	$16,032
Lease expense	$13	$13

	June 30, 2016	December 31, 2015

	($ in thousands)
Accounts receivable	$40	$295
Accounts payable and accrued liabilities	$788	$553

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
For phantom units granted to employees in 2013, we currently assume a 43-month vesting period, which represents management’s estimate of the amount of time until all vesting conditions have been met. Concurrent with the closing of a secondary offering in June 2014 and the exercise of the underwriters’ over-allotment in July 2014, 90,686 of these phantom units vested and common units were issued. For other phantom units granted to employees, we assume a 36 to 48-month vesting period. Restricted units are awarded to our independent directors on each anniversary of our IPO, each with a vesting period of one year.  Regarding distributions for independent directors and other employees, distributions are credited to a distribution equivalent rights account for the benefit of each participant and become payable generally within 45 days following the date of vesting.  As of June 30, 2016, the unpaid liability for distribution equivalent rights totaled $1.5 million.
In 2016, we granted 21,000 time based phantom units to certain officers to vest in equal installments on each anniversary date of the grant over a period of two years.

The following table summarizes awards granted during the six months ended June 30, 2016.

	Total Units	Phantom Units	Restricted Units	Fair Value per Unit at Award Date
Outstanding at December 31, 2015	225,000	216,804	8,196	$21.22
Granted	96,756	21,000	75,756	$3.81
Vested	(10,196)	(2,000)	(8,196)	$40.01
Forfeitures	(44,091)	(44,091)	—	$20.19
Outstanding at June 30, 2016	267,469	191,713	75,756	$14.38

For the six months ended June 30, 2016 and 2015, we recorded non-cash equity-based compensation expense of $0.1 million and $3.2 million, respectively, in selling, general and administrative expenses.  Non-cash equity-based compensation expense for continuing operations was $(0.1) million and $2.8 million for the six months ended June 30, 2016 and 2015, respectively.
As of June 30, 2016, the unrecognized compensation expense related to the grants discussed above amounted to $3.5 million to be recognized over a weighted average of 0.91 years.
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
The composition of our provision for income taxes for continuing operations is as follows:

	Six Months Ended June 30,
	2016	2015

	($ in thousands)
Texas margin tax	$20	$251
Canadian income tax	1	17
Total provision for income taxes	$21	$268

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
Discontinued operations
Our provision for income taxes for discontinued operations relates to (i) Texas margin taxes for Direct Fuels, and (ii) federal and state income taxes for Emerge Energy Distributors Inc. (“Distributor”). Distributor reports its income, expenses, gains, and losses as a corporation and is subject to both federal and state income taxes. Federal and state income tax expense for discontinued operations for the six months ended June 30, 2016 and 2015 was $11 thousand and $201 thousand, respectively.
Effective Income Tax Rate
Distributor began operations in May 2013.  For the six months ended June 30, 2016, Distributor’s effective income tax rate was 21%.  For Distributor, there were no significant differences between book and taxable income.
9.              EARNINGS PER COMMON UNIT
We compute basic earnings (loss) per unit by dividing net income (loss) by the weighted-average number of common units outstanding including participating securities.  Participating securities include unvested equity-based payment awards that contain non-forfeitable rights to distributions.

Diluted earnings per unit is computed by dividing net income by the weighted-average number of common units outstanding, including participating securities, and increased further to include the number of common units that would have been outstanding had potential dilutive units been exercised.  The dilutive effect of restricted units is reflected in diluted net income per unit by applying the treasury stock method.  Under FASB ASC 260-10-45, Contingently Issuable Shares, 132,667 of our outstanding phantom units are not included in basic or diluted earnings per common unit calculations as of June 30, 2016.  We incurred a net loss for the three and six months ended June 30, 2016, and therefore excluded all potentially dilutive restricted units from the diluted earnings per unit calculation for these periods as their effect would have been anti-dilutive.
Basic and diluted earnings per unit are computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	($ in thousands, except per unit data)
Net income (loss) from continuing operations	$(28,150)	$687	$(62,591)	$9,442
Net income (loss) from discontinued operations	5,253	2,197	5,479	2,933
Net Income (loss)	$(22,897)	$2,884	$(57,112)	$12,375

Weighted average common units outstanding	24,129,418	23,930,483	24,125,320	23,825,306
Weighted average phantom units deemed participating securities	59,187	200,819	59,518	304,358
Weighted average number of common units outstanding including participating securities (basic)	24,188,605	24,131,302	24,184,838	24,129,664
Weighted average potentially dilutive units outstanding	—	2,511	—	2,018
Weighted average number of common units outstanding (diluted)	24,188,605	24,133,813	24,184,838	24,131,682

Basic earnings (loss) per unit:
Earnings (loss) per common unit from continuing operations	$(1.17)	$0.03	$(2.59)	$0.39
Earnings (loss) per common unit from discontinued operations	0.22	0.09	0.23	0.12
Basic earnings (loss) per common unit	$(0.95)	$0.12	$(2.36)	$0.51

Diluted earnings (loss) per unit:
Earnings (loss) per common unit from continuing operations	$(1.17)	$0.03	$(2.59)	$0.39
Earnings (loss) per common unit from discontinued operations	0.22	0.09	0.23	0.12
Diluted earnings (loss) per common unit	$(0.95)	$0.12	$(2.36)	$0.51
10.              SEGMENT INFORMATION
Segment Information
We follow segment reporting in accordance with FASB ASC 280-10,  Disclosures about Segments of an Enterprise and Related Information. On June 23, 2016, we entered into the Purchase Agreement for our Fuel business. Accordingly, we have discontinued segment reporting. The assets and liabilities of the fuel business have been accounted for as assets held for sale in our consolidated balance sheets for all periods presented. The operating results related to these lines of business have been included in discontinued operations in our consolidated statements of operations for all periods presented.
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
Our Fuel business utilizes financial hedging arrangements whereby we hedge a portion of our gasoline and diesel inventory, which reduces our commodity price exposure on some of our activities.  The derivative commodity instruments we utilize consist mainly of futures traded on the New York Mercantile Exchange.  As of June 30, 2016 and December 31, 2015, we had 0 and 2 open commodity derivative contracts, respectively, to manage fuel price risk.
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
The fair values of outstanding derivative instruments and their classifications within our Condensed Consolidated Balance Sheets are summarized as follows:

	June 30, 2016	December 31, 2015	Classification

	($ in thousands)
Derivative assets:
Commodity derivative contracts	$61	$621	Assets held for sale
Derivative liabilities:
Interest rate swaps	$729	$472	Accrued liabilities
Commodity derivative contracts	$—	$152	Liabilities held for sale
The effect of derivative instruments, none of which has been designated for hedge accounting, on our Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015	Classification

	(expense $ in thousands)
Interest rate swaps	$152	$101	$563	$681	Interest expense, net
Commodity derivative contracts	682	583	701	1,154	Income from discontinued operations
	$834	$684	$1,264	$1,835

12.       SUPPLEMENTAL CASH FLOW DISCLOSURES
The following supplemental disclosures may assist in the understanding of our Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
	2016	2015

	($ in thousands)
Cash paid for interest	$11,438	$4,774
Cash paid for income taxes, net of refunds	$(67)	$484
Distribution equivalent rights accrued, net of payments	$—	$477
Purchases of PP&E accrued but not paid at period-end	$180	$1,847
Purchases of PP&E accrued in a prior period and paid in the current period	$3,364	$5,238
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

Results of Operations
The following table summarizes our consolidated operating results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	($ in thousands)
Revenues	$24,825	$68,118	$54,495	$164,362

Operating expenses:
Cost of goods sold (excluding depreciation, depletion and amortization)	38,354	50,738	82,144	116,993
Depreciation, depletion and amortization	4,870	4,721	9,777	8,522
Selling, general and administrative expenses	4,459	6,872	11,234	14,589
Contract and project terminations	10	2,693	4,036	9,412
Total operating expenses	47,693	65,024	107,191	149,516
Operating income (loss)	(22,868)	3,094	(52,696)	14,846
Other expense (income):
Interest expense	5,283	2,328	9,877	5,165
Other	(2)	(8)	(3)	(29)
Total other expense	5,281	2,320	9,874	5,136
Income (loss) before provision for income taxes	(28,149)	774	(62,570)	9,710
Provision for income taxes	1	87	21	268
Net income (loss) from continuing operations	(28,150)	687	(62,591)	9,442
Income (loss) from discontinued operations, net of taxes	5,253	2,197	5,479	2,933
Net income (loss)	$(22,897)	$2,884	$(57,112)	$12,375

Adjusted EBITDA (a)	$(10,683)	$16,968	$(20,196)	$45,382
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
During the first half of 2016, we negotiated significant concessions on the majority of our railcar leases pursuant to which we cancelled or deferred deliveries on rail cars and reduced cash payments on a substantial portion of the existing rail cars in our fleets. In return for these concessions, we incurred a contract termination charge of $4 million. We issued a an unsecured note for $4 million with interest payable in-kind until certain financial metrics have been met. This notes accrues interest of five percent per annum and are due and payable within 30 days following the date on which financial statements are publicly available covering the first date on which these financial metrics have been met.
Diesel Fuel
As discussed in our Annual Report on Form 10-K for the year ended December 31, 2015, railroads must begin purchasing Tier 4 locomotives, which only accept 15 ppm sulfur diesel, starting in 2015. As a result, 500 ppm sulfur diesel was phased out of the railroad market beginning in the middle of 2015. However, the settlement agreement allows us and other transmix process to sell 500 ppm diesel produced to certain marine markets with no phase-out date.  During the quarter ended June 30, 2015, we adopted business practices to accommodate the shift in product mix from our railroad customers. We have worked with the suppliers of our transmix to mitigate the impact to our bottom line going forward. To remediate this condition long term, we began construction of two hydrotreaters designed to remove sulfur to the level of 15 ppm.  At 15 ppm sulfur, diesel we derive from transmix can be sold for any legal use including railroads and on-road transportation.  We installed one unit at our Dallas-Fort. Worth, Texas facility which became operational in May 2016, and are installing a second unit at our Birmingham, Alabama facility which will be operational later this year.   We planned to invest approximately $17 million for both units, of which we had already paid $12.9 million as of  June 30, 2016.  These hydrotreaters have been sold to Sunoco with the sale of the Fuel business.
Interim Indicators of Impairment
Goodwill
The $29.3 million balance of goodwill at June 30, 2016 is related solely to our fuel reporting unit.  On June 23, 2016, we entered into the Purchase Agreement for our Fuel business. Accordingly, Goodwill is classified as held for sale on the Consolidated Balance Sheet.
Long-lived assets
We believe the decrease in our common units’ market value is attributable primarily to our Sand business’ decreasing profits and the frac sand industry’s downturn.  Therefore, we have assessed the recoverability of long-lived assets for our Sand business, and determined that the carrying values are recoverable from our forecasted cash flows as of June 30, 2016.

Continuing Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	($ in thousands)
Revenues	$24,825	$68,118	$54,495	$164,362
Operating expenses:
Cost of goods sold (excluding depreciation, depletion and amortization)	38,354	50,738	82,144	116,993
Depreciation, depletion and amortization	4,870	4,721	9,777	8,522
Selling, general and administrative expenses	4,459	6,872	11,234	14,589
Contract and project terminations	10	2,693	4,036	9,412
Operating income (loss)	$(22,868)	$3,094	$(52,696)	$14,846
Adjusted EBITDA (a)	$(17,631)	$11,591	$(30,613)	$35,913

Volume of sand sold (tons in thousands)	399	861	838	2,012
Volume of sand produced by dry plant (tons in thousands):
Arland, Wisconsin facility	—	248	—	653
Barron, Wisconsin facility	391	353	711	850
New Auburn, Wisconsin facility	11	178	180	483
Kosse, Texas facility	26	59	43	129
Total volume of sand produced	428	838	934	2,115
(a)         See “Adjusted EBITDA” below for a discussion of Adjusted EBITDA and a reconciliation to net income (loss) and operating cash flows.
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30,  2015
Revenues
Sand revenues decreased by $43.3 million, primarily due to significant price decreases and a 54% decrease in total volumes sold as a result of the downturn in market demand for frac sand.  However, we have increased the volumes sold through transload sites from 39% to 57% of total volumes sold. We typically charge higher prices for sales from transload sites in order to cover the additional transportation costs.
The major changes from 2015 to 2016 are as follows:

•
$23.6 million decrease in sales of Northern White sand (excluding estimated transportation markups and shortfall revenues), relating primarily to a 53% decrease in volumes sold as well as decreased pricing in light of current market conditions for frac sand;

•	an estimated $15.1 million decrease for significant reductions in markups per ton sold through transload sites;

•	$2.2 million decrease in sales of native Texas sand (from our Kosse plant) due to decreased volumes; and

•	$1.8 million of business interruption insurance proceeds received in the second quarter of 2015 to reimburse us for lost sales during a time of equipment failure in 2014.
Cost of goods sold (excluding depreciation, depletion and amortization)
Our cost of goods sold consists primarily of direct costs such as processing plant wages, royalties, mining, purchased sand, and transportation to the plant or to transload facilities, as well as indirect costs such as plant repairs and maintenance. Our direct costs of producing sand and our logistics costs for finished product decreased with our decreased sales.  The most significant components of the $12.4 million decrease are:

•	$4.1 million decrease in the total cost to acquire and produce wet and dry sand, due mainly to lower sales volumes and lower-cost sources for wet sand;

•	$8.5 million decrease in rail transportation-related expense, primarily due to:

•	$10.9 million decreased rail shipping costs due to decreased volumes sold in-basin; offset by

•	$1.9 million increased rail lease expense; and

•	$0.5 million increase railcar storage costs.

•	$0.2 million increase in costs of transload facilities.
Selling, general and administrative expenses
The $2.4 million decrease in selling, general and administrative expenses is attributable primarily to:

•	$1.4 million decrease in employee related costs primarily due to head count reductions;

•	$1.1 million in decreased equity-based compensation expenses; and

•	$0.2 million decrease in bad debt expense; offset by

•	$0.6 million increase in outside professional services.
Contract and project terminations
During the second quarter of 2015, we recorded a $2.7 million charge to earnings for contract terminations and other non-recoverable costs incurred for an uncompleted construction project in Independence, Wisconsin. See Note 3 to our Condensed Consolidated Financial Statements for further discussion.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30,  2015
Revenues
Sand revenues decreased by $109.9 million, primarily due to significant price decreases and a 58.3% decrease in total volumes sold as a result of the downturn in market demand for frac sand.  However, we have increased the volumes sold through transload sites from 35% to 59% of total volumes sold. We typically charge higher prices for sales from transload sites in order to cover the additional transportation costs. We also sold 16,000 tons of SandMaxx™ during the six months of 2016.
The major changes from 2015 to 2016 are as follows:

•
$63.3 million decrease in sales of Northern White sand (excluding estimated transportation markups and shortfall revenues), relating primarily to a 58% decrease in volumes sold as well as decreased pricing in light of current market conditions for frac sand;

•	an estimated $40.1 million decrease for significant reductions in markups per ton sold through transload sites;

•	$4.5 million decrease in sales of native Texas sand (from our Kosse plant) due to decreased volumes; and

•	$1.8 million of business interruption insurance proceeds received in the second quarter of 2015 to reimburse us for lost sales during a time of equipment failure in 2014.
Cost of goods sold (excluding depreciation, depletion and amortization)
Our cost of goods sold consists primarily of direct costs such as processing plant wages, royalties, mining, purchased sand, and transportation to the plant or to transload facilities, as well as indirect costs such as plant repairs and maintenance. Our direct costs of producing sand and our logistics costs for finished product decreased with our decreased sales.  The most significant components of the $34.8 million decrease are:

•	$21.2 million decrease in the total cost to acquire and produce wet and dry sand, due mainly to lower sales volumes and lower-cost sources for wet sand;

•	$19.8 million decrease in rail transportation-related expense, primarily due to:

•	$24.7 million decreased rail shipping costs due to decreased volumes sold in-basin; offset by

•	$3.9 million increased rail lease expense; and

•	$1.0 million increase railcar storage costs.

•	$0.7 million increase in costs of transload facilities; and

•
$5.4 million write down of sand inventory in the first quarter of 2016 based on our lower of cost or market analysis. This write down is attributed to declining market conditions and a significant decline in prices.

Depreciation, depletion and amortization
Depreciation, depletion and amortization increased by $1.3 million due to amortization of intangible assets added in December 2015 and the first six months of 2016.
Selling, general and administrative expenses
The $3.4 million decrease in selling, general and administrative expenses is attributable primarily to:

•	$1.5 million increase in bad debt expense; offset by

•	$3.1 million in decreased equity-based compensation expense;

•	$1.6 million decrease in employee related costs; and

•	$0.2 million decrease in outside professional services.
Contract and project terminations
During the first half of 2016, we negotiated various railcar lease contracts. As part of these negotiations, we paid $4.0 million as contract termination fees to a railcar lease vendor. During the six months ended June 30, 2015, we recorded a $9.4 million charge to earnings for non-recoverable costs incurred for an uncompleted construction project. See Note 3 to our Condensed Consolidated Financial Statements for further discussion.
Discontinued Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	($ in thousands)
Revenues	$101,982	$132,734	$182,463	$240,451
Cost of goods sold (excluding depreciation, depletion and amortization)	93,844	126,195	169,544	228,270
Depreciation and amortization	—	2,634	2,354	5,273
Selling, general and administrative expenses	2,194	1,307	3,792	3,193
Interest expense, net	686	302	1,283	590
Other	—	(5)	—	(9)
Income from discontinued operations before provision for income taxes	5,258	2,301	5,490	3,134
Provision for income taxes	5	104	11	201
Income from discontinued operations, net of taxes	$5,253	$2,197	$5,479	$2,933
Adjusted EBITDA (a)	$6,948	$5,377	$10,417	$9,469

Volume of refined fuels sold (gallons in thousands)	61,549	63,402	123,771	119,797
Volume of terminal throughput (gallons in thousands)	39,874	43,331	57,424	82,562
Volume of transmix refined (gallons in thousands)	24,936	25,245	49,384	46,599
Refined transmix as a percent of total refined fuels sold	40.5%	39.8%	39.9%	38.9%
(a)         See “Adjusted EBITDA” below for a discussion of Adjusted EBITDA and a reconciliation to net income (loss).
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Revenues
The major components of the $30.8 million decrease in Fuel business revenues are:

•	$28.6 million decrease due to lower average fuel sales prices; and

•	$3.5 million decrease for lower volumes of fuel sold; offset by

•	$0.9 million increase in excise and other transaction taxes.

Cost of goods sold (excluding depreciation, depletion and amortization)
Our cost of goods sold consists primarily of direct costs associated with the purchase of refined fuels, transmix feedstock, plant labor and burden, and costs to operate our transmix and terminal facilities.  The primary components of the $32.4 million decrease in costs of goods sold are:

•	$29.9 million decrease for lower average fuel purchase prices; and

•	$3.2 million decrease for lower volumes of fuel sold; offset by

•	$0.9 million increase in excise and other transaction taxes.
Selling, general and administrative expenses
The $0.9 million increase in selling, general and administrative expenses is attributable primarily to the selling expenses of the Fuel business.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Revenues
The major components of the $58.0 million decrease in Fuel business revenues are:

•	$67.3 million decrease due to lower average fuel sales prices;offset by

•	$7.1 million increase for higher volumes of fuel sold; and

•	$2.2 million increase in excise and other transaction taxes.
Cost of goods sold (excluding depreciation, depletion and amortization)
Our cost of goods sold consists primarily of direct costs associated with the purchase of refined fuels, transmix feedstock, plant labor and burden, and costs to operate our transmix and terminal facilities.  The primary components of the $58.7 million decrease in costs of goods sold are:

•	$67.3 million decrease for lower average fuel purchase prices;offset by

•	$6.5 million increase for higher volumes of fuel sold; and

•	$2.2 million increase in excise and other transaction taxes.

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

Borrowings under the Credit Agreement accrued interest at a rate equal to either, at our option, (i) LIBOR plus 4.25% or (ii) a base rate plus 3.25%. At June 30, 2016, our outstanding borrowings under the Credit Agreement bore interest at a weighted-average rate of 6.02%. We also incur a commitment fee of 0.375% on committed amounts that are neither used for borrowings nor under letters of credit.
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
After the ratio compliance date, we will be required to maintain the following financial covenants in lieu of the covenants and restrictions in place prior to the ratio compliance date: (i) an interest coverage ratio (as defined in the Credit Agreement) of not less than 3.00 to 1.00 and (ii) a total leverage ratio (as defined in the Credit Agreement) of not greater than 3.50 to 1.00. As of June 30, 2016, our total leverage ratio exceeded the threshold of 3.50 to 1.00.
In addition, the Credit Agreement places restrictions on our ability to commence certain other actions, including our ability to make distributions to our unitholders, our ability to consummate acquisitions and our ability to make capital expenditures. Please see Note 4 to our financial statements for the three months ended June 30, 2016 for more information on the restrictions placed on our operations pursuant to the Credit Agreement.
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
Cash Flow Summary
The table below summarizes our cash flows.

	Six Months Ended June 30,
	2016	2015

	($ in thousands)
Cash flows from operating activities	$(13,032)	$39,913
Cash flows from investing activities	$(11,012)	$(15,543)
Cash flows from financing activities	$6,332	$(28,005)
Cash and cash equivalents at beginning of period	$20,870	$6,876
Cash and cash equivalents at end of period	$3,158	$3,241
Operating cash flows
Cash flows from operating activities has generally trended the same as our net income (loss) adjusted for non-cash items of depreciation, depletion and amortization, equity-based compensation, amortization of deferred financing costs, contract termination costs, and unrealized losses on derivative instruments. The changes in our operating assets and liabilities were also significantly impacted by lower accounts receivable balances resulting from lower sales of sand and fuel during the first six months of 2016, a build-up of inventories in 2015, lower accounts payables and accrued liabilities balances due to lower cost of fuel in 2016 and extended aging of our payables.
Investing cash flows
As a result of the current market conditions, we have significantly curtailed our capital expenditures to include only those projects with the potential for rapid returns, and comply with our bank covenants that limit capital expenditures.

Financing cash flows
The main categories of our financing cash flows can be summarized as follows:

	Six Months Ended June 30,
	2016	2015

	($ in thousands)
Net debt proceeds (payments)	$10,894	$31,947
Distributions to owners	—	(58,164)
Other	(4,562)	(1,788)
Total	$6,332	$(28,005)
Contractual Obligations
The following table presents the remaining minimum contractual obligations as of June 30, 2016.

	Payments Due By Period
	Total	< 1 Year	1 - 3 Years	3 - 5 Years	> 5 Years

	($ in thousands)
Long-term debt (1)	$370,549	$9,872	$38,454	$322,223	$—
Railcar leases (2)	456,284	17,151	64,948	77,555	296,630
Unsecured notes (2)	16,607	—	—	16,607	—
Other operating leases (3)	4,627	593	929	513	2,592
Purchase commitments (4)	144,705	7,418	44,892	43,781	48,614
Minimum royalty payments (5)	2,745	115	460	460	1,710
Total	$995,517	$35,149	$149,683	$461,139	$349,546

(1)	Assumes balances outstanding as of June 30, 2016 will be paid at maturity and includes interest using interest rates in effect at June 30, 2016.

(2)
Includes minimum amounts payable under various operating leases for railcars as well as estimated costs to transport leased railcars from the manufacturer to our site for initial placement in service. During the first six months of 2016, we completed negotiations with various railcar lessors pursuant to which we terminated a future order of railcars, deferred future railcar deliveries and reduced and deferred payments on existing leases. In exchange for these concessions, we issued at par an Unsecured Promissory Note in the aggregate principal amount of $4 million for contract termination with interest payable in cash or, in certain situations, in-kind, when certain financial metrics have been met. These notes bears interest at a rate of five percent per annum and are due and payable within 30 days following the date on which financial statements are publicly available covering the first date on which these financial metrics have been met. We also issued at par the PIK Note in the aggregate principal amount of $8 million for delivery deferrals. The PIK Note bears interest at a rate of 10% per annum payable in cash or, in certain situations, in-kind, when certain financial metrics have been met. The PIK Note will mature on June 2, 2020. These liabilities are included in Other long-term liabilities in our Condensed Consolidated Balance Sheets. We also issued warrants to purchase 370,000 common units representing limited partnership interests in the partnership in exchange of these concessions during the second quarter of 2016. These amounts include the impact of all concessions.

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
Reconciliation of Net Income (Loss) and Operating Cash Flows to Adjusted EBITDA
The following tables present a reconciliation of net income (loss) to Adjusted EBITDA for the three months ended June 30, 2016 and 2015.

	Continuing		Discontinued		Consolidated

	Three Months Ended June 30,
	2016	2015	2016	2015	2016	2015

	($ in thousands)
Net income (loss)	$(28,150)	$687	$5,253	$2,197	$(22,897)	$2,884
Interest expense, net	5,283	2,328	686	302	5,969	2,630
Depreciation, depletion and amortization	4,870	4,721	—	2,634	4,870	7,355
Provision for income taxes	1	87	5	104	6	191
EBITDA	(17,996)	7,823	5,944	5,237	(12,052)	13,060
Equity-based compensation expense	(335)	832	131	103	(204)	935
Contract and project terminations	10	2,693	—	—	10	2,693
Provision for doubtful accounts	—	221	38	37	38	258
Accretion expense	30	20	—	—	30	20
Retirement of assets	—	—	67	—	67	—
Fuel division selling expenses	—	—	679	—	679	—
Other state and local taxes	483	—	89		572	—
Non-cash deferred lease expense	4	—	—	—	4	—
Other adjustments allowable under our existing credit agreement	173	2	—		173	2
Adjusted EBITDA	$(17,631)	$11,591	$6,948	$5,377	$(10,683)	$16,968

The following tables present a reconciliation of net income (loss) to Adjusted EBITDA for the six months ended June 30, 2016 and 2015.

	Continuing		Discontinued		Consolidated

	Six Months Ended June 30,

	2016	2015	2016	2015	2016	2015

	($ in thousands)
Net income (loss)	$(62,591)	$9,442	$5,479	$2,933	$(57,112)	$12,375
Interest expense, net	9,877	5,165	1,283	590	11,160	5,755
Depreciation, depletion and amortization	9,777	8,522	2,354	5,273	12,131	13,795
Provision for income taxes	21	268	11	201	32	469
EBITDA	(42,916)	23,397	9,127	8,997	(33,789)	32,394
Equity-based compensation expense	(98)	2,838	234	389	136	3,227
Write down of sand inventory	5,394	—	—	—	5,394	—
Contract and project terminations	4,036	9,412	—	—	4,036	9,412
Provision for doubtful accounts	1,672	221	74	75	1,746	296
Accretion expense	59	39	—	—	59	39
Retirement of assets	—	—	67	8	67	8
Reduction in force	76	—	—	—	76	—
Fuel division selling expenses	—	—	679	—	679	—
Other state and local taxes	952	—	236	—	1,188	—
Non-cash deferred lease expense	4	—	—	—	4	—
Other adjustments allowable under our existing credit agreement	208	6	—	—	208	6
Adjusted EBITDA	$(30,613)	$35,913	$10,417	$9,469	$(20,196)	$45,382

The following table reconciles Consolidated Adjusted EBITDA to our operating cash flows for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,

	2016	2015	2016	2015

	($ in thousands)
Adjusted EBITDA	$(10,683)	$16,968	$(20,196)	$45,382
Non-cash interest expense, net	(4,347)	(2,334)	(8,989)	(4,809)
Non-cash income tax expense	(578)	(191)	(1,220)	(469)
Contract and project terminations - non-cash	—	(728)	(25)	(728)
Reduction in force	—	—	(76)	—
Write down of sand inventory	—	—	(5,394)	—
Other adjustments allowable under our existing credit agreement	(173)	(2)	(208)	(6)
Fuel division selling expenses	(679)	—	(679)	—
Cost to retire assets	9	—	9	—
Non-cash deferred lease expense	(4)	—	(4)	—
Change in other operating assets and liabilities	5,714	(2,962)	23,750	543
Cash flows from operating activities:	$(10,741)	$10,751	$(13,032)	$39,913

Cash flows from investing activities:	$(6,099)	$(6,606)	$(11,012)	$(15,543)

Cash flows from financing activities:	$8,637	$(7,388)	$6,332	$(28,005)

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information about market risks for the six months ended June 30, 2016, does not differ materially from that discussed under Item 7A of our Annual Report on Form 10-K for 2015.
ITEM 4.                                                 CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended June 30, 2016 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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
For the six months ended June 30, 2016, we have incurred aggregate losses of $57.1 million. Our loss from continuing operations for the six months ended June 30, 2016 was $62.6 million and our income from discontinued operations was $5.5 million. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the demand for our products, and the level of competition and general economic conditions. As we transition our business after the close of the sale of our Fuel business to operating solely in the frac sand industry, we expect a significant decrease in our revenues. Consequently, we expect to continue to incur operating losses and negative cash flow until we generate significant revenue from the sale of our continuing products.
ITEM 2.                                      UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
On June 2, 2016, we issued five warrants to purchase an aggregate of 370,000 common units at an exercise price of $4.77 to a lessor and its affiliates in consideration for concessions on various long-term leases. The warrants, which expire on June 2, 2021, were exercisable immediately upon issuance and contain a cashless exercise provision.
The issuance of the warrants was made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, by Section 4(2) thereof. The issuance of the warrants did not involve a public offering and were made without general solicitation or advertising. Each of the holders of the warrants represented that, among other things, it is an accredited investor, as such term is defined under the securities laws.
The foregoing description is not complete and is qualified in its entirety by reference to the full text of the warrant and the accompanying schedule of substantially identical warrants omitted pursuant to Instruction 2 to Item 601 of Regulation S-K, which is filed as Exhibit 10.8 to this Quarterly Report on Form 10-Q and incorporated herein by reference.
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
ITEM 5.                                      OTHER INFORMATION
As previously reported, on April 20, 2016, we notified the agent of an event of default under the Credit Agreement for failure to maintain $25 million of excess availability under the Credit Agreement and began discussions with the agent to obtain a waiver regarding the event of default and to otherwise arrive at a long-term solution to the Partnership’s liquidity requirements, including the reduction of outstanding borrowings under the Credit Agreement through the possible sale of our Fuel business.
On May 20, 2016, we, the Borrowers, the lenders and the agent entered into Amendment No. 4 to the Credit Agreement to permit the Partnership and the Borrowers to issue an unsecured promissory note and warrants to one of our lessors in return for concessions and various long-term leases. On May 20, 2016, we, the Borrowers, the lenders and the agent also entered into Amendment No. 5 to the Credit Agreement. Amendment No. 5, among other things, provided a limited waiver of the event of default under the Credit Agreement for failure to maintain financial covenants as of March 31, 2016 and provided a period of covenant relief with respect to the requirements to maintain $25 million of excess availability under the Credit Agreement or to generate the minimum amounts of consolidated EBITDA for the quarter ended March 31, 2016. The limited waiver and covenant relief provided in Amendment No. 5 continued until the earlier of July 8, 2016 or the execution of a definitive agreement for the sale of our Fuel business.
Prior to the Covenant Reversion Date, we were subject to the following covenants and restrictions:

•	we were restricted from making dividends or distributions to our unitholders, and the Borrowers were restricted from making dividends or distributions to us; and

•
we were restricted from making capital expenditures in our Sand business in excess of $570,000 in the aggregate or from making capital expenditures in our Fuel segment for purposes other than completing installation of hydro treaters at the facilities.

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
The foregoing descriptions of the amendments to the Credit Agreement are not complete and are qualified in their entirety by reference to the full text of Amendment No. 4, Amendment No. 5, Amendment No. 6, Amendment No. 7, Amendment No. 8, Amendment No. 9 and Amendment No. 10, which are filed as Exhibits 10.1, 10.2, 10.3, 10.4, 10.5, 10.6 and 10.7, respectively, to this Quarterly Report on Form 10-Q and incorporated herein by reference.
Warrants
On June 2, 2016, we issued five warrants to purchase an aggregate of 370,000 common units at an exercise price of $4.77 to a lessor and its affiliates in consideration for concessions on various long-term leases. The warrants, which expire on June 2, 2021, were exercisable immediately upon issuance and contain a cashless exercise provision.
The issuance of the warrants was made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, by Section 4(2) thereof. The issuance of the warrants did not involve a public offering and were made without general solicitation or advertising. Each of the holders of the warrants represented that, among other things, it is an accredited investor, as such term is defined under the securities laws.
The foregoing description is not complete and is qualified in its entirety by reference to the full text of the warrant and the accompanying schedule of substantially identical warrants omitted pursuant to Instruction 2 to Item 601 of Regulation S-K, which is filed as Exhibit 10.8 to this Quarterly Report on Form 10-Q and incorporated herein by reference.
PIK Note Issuance
On June 2, 2016, Superior Silica Sands LLC, our indirect wholly owned subsidiary, issued at par an Unsecured Promissory Note in the aggregate principal amount of $8 million (the “PIK Note”) to Trinity Industries Leasing Company. The PIK Note bears interest at a rate of 10% per annum, payable in cash or, in certain situations, in-kind. The PIK Note will mature on June 2, 2020.
The foregoing description of the PIK Note is not complete and is qualified in its entirety by reference to the full text of the PIK Note, which is filed as Exhibit 10.9 to this Quarterly Report on Form 10-Q and incorporated herein by reference.
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

10.1*
Amendment No. 4 to Amended and Restated Revolving Credit and Security Agreement, dated May 20, 2016, among Emerge Energy Services LP, as parent guarantor, the Borrowers party thereto, PNC Bank, National Association, as administrative agent and collateral agent, and the Lenders party thereto.

10.2*
Amendment No. 5 to Amended and Restated Revolving Credit and Security Agreement, dated May 20, 2016, among Emerge Energy Services LP, as parent guarantor, the Borrowers party thereto, PNC Bank, National Association, as administrative agent and collateral agent, and the Lenders party thereto.

10.3*
Amendment No. 6 to Amended and Restated Revolving Credit and Security Agreement, dated May 27, 2016, among Emerge Energy Services LP, as parent guarantor, the Borrowers party thereto, PNC Bank, National Association, as administrative agent and collateral agent, and the Lenders party thereto.

10.4*
Amendment No. 7 to Amended and Restated Revolving Credit and Security Agreement, dated June 10, 2016, among Emerge Energy Services LP, as parent guarantor, the Borrowers party thereto, PNC Bank, National Association, as administrative agent and collateral agent, and the Lenders party thereto.

10.5*
Amendment No. 8 to Amended and Restated Revolving Credit and Security Agreement, dated June 15, 2016, among Emerge Energy Services LP, as parent guarantor, the Borrowers party thereto, PNC Bank, National Association, as administrative agent and collateral agent, and the Lenders party thereto.

10.6*
Amendment No. 9 to Amended and Restated Revolving Credit and Security Agreement, dated June 17, 2016, among Emerge Energy Services LP, as parent guarantor, the Borrowers party thereto, PNC Bank, National Association, as administrative agent and collateral agent, and the Lenders party thereto.

10.7*
Amendment No. 10 to Amended and Restated Revolving Credit and Security Agreement, dated June 30, 2016, among Emerge Energy Services LP, as parent guarantor, the Borrowers party thereto, PNC Bank, National Association, as administrative agent and collateral agent, and the Lenders party thereto.

10.8*
Warrant to Purchase Common Units Representing Limited Partner Interests in Emerge Energy Services LP, dated June 2, 2016, by and between Emerge Energy Services LP and Trinity Industries Leasing Company and Schedule of Substantially Identical Warrants Omitted Pursuant to Instruction 2 to Item 601 of Regulation S-K.

10.9*	Unsecured Promissory Note of Superior Silica Sands LLC, dated June 2, 2016.

10.10
Amendment to Amended Employment Letter, dated April 15, 2016, by and between Emerge Energy Services GP LLC and Rick Shearer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 15, 2016).

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

10.1*
Amendment No. 4 to Amended and Restated Revolving Credit and Security Agreement, dated May 20, 2016, among Emerge Energy Services LP, as parent guarantor, the Borrowers party thereto, PNC Bank, National Association, as administrative agent and collateral agent, and the Lenders party thereto.

10.2*
Amendment No. 5 to Amended and Restated Revolving Credit and Security Agreement, dated May 20, 2016, among Emerge Energy Services LP, as parent guarantor, the Borrowers party thereto, PNC Bank, National Association, as administrative agent and collateral agent, and the Lenders party thereto.

10.3*
Amendment No. 6 to Amended and Restated Revolving Credit and Security Agreement, dated May 27, 2016, among Emerge Energy Services LP, as parent guarantor, the Borrowers party thereto, PNC Bank, National Association, as administrative agent and collateral agent, and the Lenders party thereto.

10.4*
Amendment No. 7 to Amended and Restated Revolving Credit and Security Agreement, dated June 10, 2016, among Emerge Energy Services LP, as parent guarantor, the Borrowers party thereto, PNC Bank, National Association, as administrative agent and collateral agent, and the Lenders party thereto.

10.5*
Amendment No. 8 to Amended and Restated Revolving Credit and Security Agreement, dated June 15, 2016, among Emerge Energy Services LP, as parent guarantor, the Borrowers party thereto, PNC Bank, National Association, as administrative agent and collateral agent, and the Lenders party thereto.

10.6*
Amendment No. 9 to Amended and Restated Revolving Credit and Security Agreement, dated June 17, 2016, among Emerge Energy Services LP, as parent guarantor, the Borrowers party thereto, PNC Bank, National Association, as administrative agent and collateral agent, and the Lenders party thereto.

10.7*
Amendment No. 10 to Amended and Restated Revolving Credit and Security Agreement, dated June 30, 2016, among Emerge Energy Services LP, as parent guarantor, the Borrowers party thereto, PNC Bank, National Association, as administrative agent and collateral agent, and the Lenders party thereto.

10.8*
Warrant to Purchase Common Units Representing Limited Partner Interests in Emerge Energy Services LP, dated June 2, 2016, by and between Emerge Energy Services LP and Trinity Industries Leasing Company and Schedule of Substantially Identical Warrants Omitted Pursuant to Instruction 2 to Item 601 of Regulation S-K.

10.9*	Unsecured Promissory Note of Superior Silica Sands LLC, dated June 2, 2016.

10.10
Amendment to Amended Employment Letter, dated April 15, 2016, by and between Emerge Energy Services GP LLC and Rick Shearer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 15, 2016).

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