Form 10-Q
period 2016-09-30
Emerge Energy Services LP
filed 2016-11-02
CIK 1555177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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

As of October 26, 2016, 24,173,407 common units were outstanding.

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

PART I                                           FINANCIAL INFORMATION

ITEM 1.                                      FINANCIAL STATEMENTS

EMERGE ENERGY SERVICES LP
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands, except unit data)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$5	$20,870
Trade and other receivables, net	18,174	28,955
Inventories	17,552	30,162
Prepaid expenses and other current assets	11,336	8,994
Assets held for sale	—	23,453
Total current assets	47,067	112,434

Property, plant and equipment, net	169,532	179,520
Intangible assets, net	5,561	7,323
Other assets, net	25,565	13,230
Non-current assets held for sale	—	107,541
Total assets	$247,725	$420,048

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$11,710	$8,339
Accrued liabilities	14,459	13,294
Liabilities held for sale	—	15,195
Total current liabilities	26,169	36,828

Long-term debt, net of current portion	146,081	295,938
Business acquisition obligation, net of current portion	8,380	7,772
Other long-term liabilities	28,725	4,732
Total liabilities	209,355	345,270

Commitments and contingencies
Preferred units - Series A - Par value of $1,000 20,000 units and 0 units issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	13,889	—
Partners’ equity:
General partner	—	—
Limited partner common units (issued and outstanding 24,171,712 units and 24,119,972 units as of September 30, 2016 and December 31, 2015, respectively)	24,481	74,778
Total partners’ equity	24,481	74,778
Total liabilities and partners’ equity	$247,725	$420,048

See accompanying notes to unaudited condensed consolidated financial statements.

EMERGE ENERGY SERVICES LP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$31,285	$60,654	$85,780	$225,016
Operating expenses:
Cost of goods sold (excluding depreciation, depletion and amortization)	40,500	53,180	122,644	170,173
Depreciation, depletion and amortization	4,687	4,897	14,464	13,419
Selling, general and administrative expenses	4,697	6,552	15,931	21,141
Contract and project terminations	(25)	(68)	4,011	9,344
Total operating expenses	49,859	64,561	157,050	214,077
Operating income (loss)	(18,574)	(3,907)	(71,270)	10,939
Other expense (income):
Interest expense, net	8,014	2,925	17,891	8,090
Other	3,359	(4)	3,356	(33)
Total other expense	11,373	2,921	21,247	8,057
Income (loss) from continuing operations before provision for income taxes	(29,947)	(6,828)	(92,517)	2,882
Provision for income taxes	8	18	29	286
Net income (loss) from continuing operations	(29,955)	(6,846)	(92,546)	2,596
Discontinued Operations
Income (loss) from discontinued operations, net of taxes	3,373	(5,052)	8,852	(2,119)
Gain on sale of discontinued operations	31,699	—	31,699	—
Total income (loss) from discontinued operations, net of tax	35,072	(5,052)	40,551	(2,119)
Net income (loss)	$5,117	$(11,898)	$(51,995)	$477

Earnings (loss) per common unit (1)
Basic:
Earnings (loss) per common unit from continuing operations	$(1.24)	$(0.28)	$(3.82)	$0.11
Earnings (loss) per common unit from discontinued operations	1.45	(0.21)	1.67	(0.09)
Basic earnings (loss) per common unit (1)	$0.21	$(0.49)	$(2.15)	$0.02
Diluted:
Earnings (loss) per common unit from continuing operations	$(1.24)	$(0.28)	$(3.82)	$0.11
Earnings (loss) per common unit from discontinued operations	1.45	(0.21)	1.67	(0.09)
Diluted earnings (loss) per common unit (1)	$0.21	$(0.49)	$(2.15)	$0.02

Weighted average number of common units outstanding including participating securities (basic) (1)	24,220,344	24,160,249	24,201,384	24,139,972
Weighted average number of common units outstanding (diluted) (1)	24,220,344	24,160,249	24,201,384	24,142,397

(1) See Note 9.

See accompanying notes to unaudited condensed consolidated financial statements.

EMERGE ENERGY SERVICES LP
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF PREFERRED UNITS AND PARTNERS’ EQUITY
($ in thousands)

	Limited Partner Common Units	Preferred Units	General Partner (non-economic interest)	Total Partners’ Equity

Balance at December 31, 2015	$74,778	$—	$—	$74,778
Net loss	(51,995)	—	—	(51,995)
Equity-based compensation	468	—	—	468
Net proceeds from issuance of preferred units	—	13,889	—	13,889
Other	323	—	—	323
Issuance of warrants	907	—	—	907
Balance at September 30, 2016	$24,481	$13,889	$—	$38,370

See accompanying notes to unaudited condensed consolidated financial statements.

EMERGE ENERGY SERVICES LP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(51,995)	$477
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation, depletion and amortization	16,818	21,325
Equity-based compensation expense	468	3,595
Project and contract termination costs - non-cash portion	4,011	8,684
Unrealized loss on fair value of warrants	2,975	—
Provision for doubtful accounts	1,211	581
Loss on disposal of assets	285	110
Amortization of debt discount/premium and deferred financing costs	5,492	855
Non-capitalized cost of private placement	387	—
Write-down of inventory	5,394	—
Unrealized loss on derivative instruments	455	536
Gain on sale of discontinued operations	(31,699)	—
Other non-cash	87	80
Changes in operating assets and liabilities:
Accounts receivable	4,994	18,220
Inventories	8,957	(7,020)
Prepaid expenses and other current assets	2,446	177
Accounts payable and accrued liabilities	866	(1,957)
Other assets	1,013	(3,100)
Cash flows from operating activities:	(27,835)	42,563

Cash flows from investing activities:
Purchases of property, plant and equipment	(12,260)	(23,827)
Net proceeds from disposal of assets	82	1,089
Proceeds from sale of discontinued operations, net	153,973	—
Collection of notes receivable	9	10
Cash flows from investing activities:	141,804	(22,728)

Cash flows from financing activities:
Net proceeds from private placement	18,682	—
Proceeds from line of credit borrowings	259,978	249,500
Repayment of line of credit borrowings	(408,592)	(194,000)
Repayment of other long-term debt	—	(53)
Distributions to unitholders	—	(74,351)
Payment of business acquisition obligation	(944)	(809)
Payments on capital lease obligation	—	(987)
Recovery of short swing profit	—	315
Payment of financing costs	(3,940)	(438)
Other financing activities	(18)	—
Cash flows from financing activities:	(134,834)	(20,823)

Cash and cash equivalents:
Net decrease	(20,865)	(988)
Balance at beginning of period	20,870	6,876
Balance at end of period	$5	$5,888
 See accompanying notes to unaudited condensed consolidated financial statements.

EMERGE ENERGY SERVICES LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.              ORGANIZATION AND BASIS OF PRESENTATION
Organization
Emerge Energy Services LP (“Emerge”) is a Delaware limited partnership that completed its initial public offering (“IPO”) on May 14, 2013 to become a publicly traded partnership.  The combined entities of Superior Silica Sands LLC (“SSS”), a Texas limited liability company, Allied Energy Company LLC (“AEC”), an Alabama limited liability company, and Emerge Energy Services Operating LLC (“Emerge Operating”), a Delaware limited liability company, represent the predecessor for accounting purposes (the “Predecessor”) of Emerge.  Emerge acquired Direct Fuels LLC (“Direct Fuels”) in a business combination concurrent with the IPO on May 14, 2013.
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
The Fuel business operated transmix processing facilities located in the Dallas-Fort Worth area and in Birmingham, Alabama.  The Fuel business also offered third-party bulk motor fuel storage and terminal services, biodiesel refining, sale and distribution of wholesale motor fuels, reclamation services (which consists primarily of cleaning bulk storage tanks used by other petroleum terminal and others) and blending of renewable fuels.
On August 31, 2016, we completed the sale of our Fuel business pursuant to an Amended and Restated Purchase and Sale Agreement, dated August 31, 2016 (the “Restated Purchase Agreement”), with Susser Petroleum Operating Company LLC and Sunoco LP (together, “Sunoco”). Sunoco paid Emerge a purchase price of approximately $167.7 million in cash (subject to certain working capital and other adjustments in accordance with the terms of the Restated Purchase Agreement), of which $14.25 million is placed into several escrow accounts to satisfy potential claims from Sunoco for indemnification under the Restated Purchase Agreement. Any escrowed funds remaining after certain periods of time set forth in the Restated Purchase Agreement will be released to Emerge, provided that no unsatisfied indemnity claims exist at such time.
The results of operations of the Fuel business have been classified as discontinued operations for all periods presented. We now operate our continuing business in a single sand segment. We report silica sand operations as our continuing operations and fuel operations as our discontinued operations.
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
Summarized assets and liabilities of the Fuel business, classified as held for sale as of December 31, 2015 are as follows:

December 31, 2015

($ in thousands)
Trade and other receivables, net	$8,247
Inventories	12,457
Prepaid expenses and other current assets	2,749
Current assets held for sale	$23,453

Property, plant and equipment, net	$54,110
Intangible assets, net	24,124
Goodwill	29,264
Other assets, net	43
Long-term assets held for sale	$107,541

Accounts payable	$10,088
Accrued liabilities	5,107
Total liabilities held for sale	$15,195
The following corporate costs were allocated to discontinued operations for the three and nine months ended September 30, 2016 and all prior periods presented:

•	Interest on the revolver was allocated to the discontinued operations based on the allocation of debt between sand and fuel business.

•	Equity-based compensation costs recognized for the Fuel business employees were allocated to discontinued operations.

•	The taxes paid on behalf of the Fuel business were compiled by review of prior tax filings and payments. These amounts were allocated to discontinued operations.

•	General corporate overhead costs were not allocated to discontinued operations.
Summarized results of the discontinued operations for the three and nine months ended September 30, 2016 and 2015 are as follows :

	Three Months Ended September 30,		Nine Months Ended September 30,

	2016	2015	2016	2015

	($ in thousands)
Revenues (1)	$67,095	$115,666	$249,558	$356,117
Cost of goods sold (excluding depreciation, depletion and amortization) (1)	63,481	116,585	233,025	344,855
Depreciation and amortization	—	2,633	2,354	7,906
Selling, general and administrative expenses	(211)	1,141	3,581	4,334
Interest expense, net	444	346	1,727	936
Other	—	(1)	—	(10)
Income from discontinued operations before provision for income taxes	3,381	(5,038)	8,871	(1,904)
Provision for income taxes	8	14	19	215
Income from discontinued operations, net of taxes	3,373	(5,052)	8,852	(2,119)
Gain on sale of discontinued operations	31,699	—	31,699	—
Total income (loss) from discontinued operations, net of taxes	$35,072	$(5,052)	$40,551	$(2,119)

(1) Fuel revenues and cost of goods sold include excise taxes and similar taxes:	$9,168	$14,264	$35,656	$38,579

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
Escrow receivables are recorded at the net present values of estimated future recoveries and will be adjusted as contingencies are resolved.
The following table represents the gain on sale from the Fuel business recognized in the third quarter of 2016 (in thousands). These amounts may be adjusted as certain contingencies regarding estimated transaction costs and escrow receivables are resolved in subsequent periods.

Purchase price	$167,736
Adjustments:
Working capital true-up	3,398
Other adjustments	(2,911)
General escrow	(7,000)
Hydrotreater escrow	(4,000)
Other escrow	(3,250)
Net proceeds	153,973
Less:
Net book value of assets and liabilities sold	(125,317)
Escrow receivable	10,597
Transaction costs including commissions	(7,679)
Other receivables	125
Gain on sale of Fuel business	$31,699

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
Discontinued Operations
The results of discontinued operations are presented separately, net of tax, from the results of ongoing operations for all periods presented. The expenses included in the results of discontinued operations are the direct operating expenses incurred by the discontinued segment that may be reasonably segregated from the costs of the ongoing operations of the Company. The assets and liabilities have been accounted for as assets held for sale in our Condensed Consolidated Balance Sheets for all periods presented. The operating results related to these lines of business have been included in discontinued operations in our Condensed Consolidated Statements of Operations for all periods presented. See Note 2 - Discontinued Operations for further detail.
Private Placement
On August 8, 2016, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor (the “Purchaser”) to issue and sell to the Purchaser in a private placement (the “Private Placement”) an aggregate principal amount of $20 million of our Series A Preferred Units (the “Preferred Units”) and a warrant (the “Warrant”) that may be exercised to purchase common units (the “Warrant Units”) representing limited partner interests in the Partnership.
The Preferred Units will initially be convertible into approximately 1.97 million common units at the option of the Purchaser or upon certain other events. The Preferred Units, subject to the satisfaction of customary equity conditions, will automatically convert into the common units in two tranches (each, an “Automatic Conversion Date”) as follows: (a) 50% of the Preferred Units shall automatically convert into common units on November 3, 2016, and (b) the remaining 50% of the Preferred Units shall automatically convert into common units on February 15, 2017. On each applicable Automatic Conversion Date, the Conversion Price of the Preferred Units shall be equal to the lower of (i) $10.15 and (ii) 90% of the Market Price (as defined in the Purchase Agreement) on the applicable Automatic Conversion Date. These Preferred Units are classified as temporary equity in accordance with Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity, on our Condensed Consolidated Balance Sheets.
We also issued to the Purchaser the Warrant to purchase approximately 890,000 common units at an exercise price of $10.82 per common unit. The Warrant, which expires on August 16, 2022, was exercisable immediately upon issuance and contains a cashless exercise provision and other customary provisions and protections, including anti-dilution protections. These warrants are classified as liabilities in accordance with ASC 480, Distinguishing Liabilities from Equity, and are included in Other long-term liabilities on our Condensed Consolidated Balance Sheets.
On November 3, 2016, 10,000 Preferred Units will automatically convert into 958,222 common units at a conversion price of $10.15.
Allowance for Doubtful Accounts
The allowance for doubtful accounts totaled $3.1 million and $1.4 million at September 30, 2016 and December 31, 2015, respectively.
Inventories
Inventories for continuing operations consisted of the following:

	September 30, 2016	December 31, 2015

	($ in thousands)
Sand finished goods	$9,879	$12,224
Sand work in process	7,549	17,796
Sand raw materials and supplies	124	142
Total	$17,552	$30,162

During the first quarter of 2016, we wrote down $5.4 million of our sand inventory based on our lower or cost or market analysis. We attribute this write-down to declining market conditions and a significant decline in prices.

We classified $12.5 million of our inventories related to our Fuel business to assets held for sale as of December 31, 2015. See Note 2 - Discontinued operations for further information.
Prepaid expenses and other current assets
Prepaid expenses and other current assets for continuing operations consisted of the following:

	September 30, 2016	December 31, 2015

	($ in thousands)
Escrow receivable - current	$5,250	$—
Prepaid lease assets, current	3,520	3,824
Prepaid insurance	1,162	1,213
Other	1,404	3,957
Total	$11,336	$8,994
Property, Plant and Equipment
Property, plant and equipment for continuing operations consisted of the following:

	September 30, 2016	December 31, 2015

	($ in thousands)
Machinery and equipment (1)	$89,149	$87,357
Buildings and improvements (1)	66,190	66,215
Land and improvements (1)	45,065	45,065
Mineral reserves	30,181	30,181
Construction in progress	2,929	2,532
Capitalized reclamation costs	2,445	2,445
Total cost	235,959	233,795
Accumulated depreciation and depletion	66,427	54,275
Net property, plant and equipment	$169,532	$179,520
(1) Includes assets under capital lease
We classified $54.1 million of our property, plant and equipment related to our Fuel business to assets held for sale as of December 31, 2015. See Note 2 - Discontinued operations for further information.
We recognized $13.1 million and $16.1 million of depreciation and depletion expense for the nine months ended September 30, 2016 and 2015, respectively. Of these amounts, depreciation and depletion expense for continuing operations totaled $12.2 million and $13.4 million at September 30, 2016 and 2015, respectively.
Property, plant and equipment included as part of the assets held for sale were no longer depreciated from the time that they were classified as such.

Intangible Assets Other Than Goodwill
Our intangible assets for continuing operations consisted of the following:

	Cost	Accumulated Amortization	Net

	($ in thousands)
September 30, 2016:
Patents	$7,443	$2,446	$4,997
Supply and transportation agreements	569	83	486
Non-compete agreement	100	22	78
Total	$8,112	$2,551	$5,561

December 31, 2015:
Patents	$7,000	$234	$6,766
Supply and transportation agreements	471	—	471
Non-compete agreement	100	14	86
Total	$7,571	$248	$7,323
We classified $24.1 million of our intangible assets other than goodwill related to our Fuel business to assets held for sale as of December 31, 2015. See Note 2 - Discontinued operations for further information.
We recognized $3.8 million and $5.2 million of amortization expense for the nine months ended September 30, 2016 and 2015, respectively.  Of these amounts, amortization expense for continuing operations totaled $2.3 million and $0 million for the nine months September 30, 2016 and 2015, respectively.
Other Assets, Net
Other assets, net for continuing operations consisted of the following:

	September 30, 2016	December 31, 2015

	($ in thousands)
Prepaid lease assets, net of current portion (1)	$9,424	$11,796
Deferred lease asset (2)	8,839	—
Escrow receivable - non-current (3)	5,374	—
Other	1,928	1,434
Total	$25,565	$13,230

(1)
The cost to transport leased railcars from the manufacturer to our site for initial placement in service is capitalized and amortized over the term of the lease (typically five to seven years). This balance reflects the non-current portion of these capitalized costs.

(2)
During the first six months of 2016, we completed negotiations with various railcar lessors pursuant to which we terminated a future order of railcars, deferred future railcar deliveries and reduced and deferred payments on existing leases. The related rent expense is recorded on a straight-line basis over the lease term. The cumulative excess of rent payments over rent expense is recorded as a deferred lease asset and recorded in “Other assets” in the accompanying Condensed Consolidated Balance Sheets.

(3)	Non-current receivables are recorded at net present value of estimated recoveries and will be adjusted as contingencies are resolved.
We classified $43 thousand of our other assets, net related to our Fuel business to assets held for sale as of December 31, 2015. See Note 2 - Discontinued operations for further information.

Accrued Liabilities
Accrued liabilities for continuing operations consisted of the following:

	September 30, 2016	December 31, 2015

	($ in thousands)
Fuel sale related liabilities	$4,487	$—
Sales, excise, property and income taxes	1,389	198
Current portion of business acquisition obligations	1,291	2,843
Deferred compensation	1,198	1,191
Maintenance	1,163	—
Mining	1,111	—
Logistics	662	2,486
Salaries and other employee-related	595	491
Accrued interest	487	947
Derivative contract liability	458	472
Sand purchases and royalties	272	520
Current portion of contract termination	160	135
Purchase of intangible assets	—	2,500
Other	1,186	1,511
Total	$14,459	$13,294
We classified $5.1 million of our accrued liabilities related to our Fuel business to liabilities held for sale as of December 31, 2015. See Note 2 - Discontinued operations for further information.
Other Long-term Liabilities
Other long-term liabilities for continuing operations consisted of the following:

	September 30, 2016	December 31, 2015

	($ in thousands)
Long-term promissory note	$8,271	$—
Stock warrants	7,904	—
Contract and project terminations	5,257	1,162
Deferred lease obligation	3,663	—
Asset retirement obligation due	2,630	2,570
Other	1,000	1,000
Total	$28,725	$4,732
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
Management committed to a plan to discontinue these projects in April 2015. In accordance with Financial Accounting Standards Board (“FASB”) ASC 420, Exit or Disposal Cost Obligations, any contract termination charges and estimated values of continuing contractual obligations for which we will receive no future value will be recognized as a charge to earnings as of the contract termination date or cease-use date. We estimated these contract termination charges to be approximately $1.4 million. These liabilities will be reviewed periodically and may be adjusted when necessary, but we do not expect any such adjustments to be significant.
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
The following table illustrates the various contract termination liabilities and exit and disposal reserves included in Accrued liabilities and Other long-term liabilities in our Condensed Consolidated Balance Sheets:

($ in thousands)
Balance at December 31, 2015	$1,297
Contract termination charges	4,117
Accretion	28
Payments	(24)
Balance at September 30, 2016	$5,418
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
Fair Value of Financial Instruments
Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and debt instruments.  The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable are representative of their fair values due to their short maturities.  The carrying amounts of our revolving credit facility approximates fair value because the underlying instrument includes provisions that adjust our interest rates based on current market rates.
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
On August 15, 2016, we, as part of the private placement described above, also issued warrants to the Purchaser to purchase approximately 890,000 common units at an exercise price of $10.82 per common unit. The Warrants shall be exercisable for a period of six years from the closing date and include customary provisions and protections, including anti-dilution protections. The fair value of these warrants at issuance date was calculated at $5.56 per unit based on a Black Scholes valuation model, utilizing Level 2 inputs based on the hierarchy established in ASC 820, Fair Value Measurement. This liability is  marked to market each quarter with fair value gains and losses recognized immediately in earnings and included in Other income (expense) on our Consolidated Statements of Operations. We recorded a loss of $3.0 million during the three months ended September 30, 2016.

Retirement Plan
We sponsor a 401(k) plan for substantially all employees that provides for us to match 100% of participant contributions up to 5% of the participant’s pay.  Additionally, we can make discretionary contributions as deemed appropriate by management.  Our employer contributions to these plans for continuing operations totaled $177 thousand and $416 thousand for the nine months ended September 30, 2016 and 2015, respectively. We classified $118 thousand and $213 thousand to Income from discontinued operations, net of taxes for the nine months ended September 30, 2016 and 2015, respectively.  As of July 1, 2016, we have suspended all employer contributions to this plan.
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
Concentration of Credit Risk
We provide credit, in the normal course of business, to customers located throughout the United States and Canada.  We encounter a certain amount of credit risk as a result of a concentration of receivables among a few significant customers. We perform ongoing credit evaluations of our customers and generally do not require collateral.  The trade receivables (as a percentage of total trade receivables) as of September 30, 2016 and December 31, 2015 from such significant customers are set forth below:

	September 30, 2016	December 31, 2015
Customer A	41%	16%
Customer C	*	18%
Customer D	*	17%
Customer E	*	10%
Customer G	*	13%
An asterisk indicates balance is less than ten percent.
Significant customers
Customer A represented 11.1% of total revenues for the nine months ended September 30, 2016, No other customers exceeded 10% of the total revenues for the nine months ended September 30, 2016 and September 30, 2015.

The table shows our significant customers for our continuing operations for the three months ended September 30, 2016 and 2015.

	September 30, 2016	September 30, 2015
Customer A	43%	10%
Customer G	13%	17%
Customer H	*	17%
Customer C	*	15%
An asterisk indicates revenue is less than ten percent.
Geographical Data
Although we own no long-term assets outside the United States, our Sand business began selling product in Canada during 2013.  We recognized $11.2 million and $33.2 million of revenues in Canada for the nine months ended September 30, 2016 and 2015, respectively.  All other sales have occurred in the United States.

Interim Indicators of Impairment
Long-Lived Assets
We believe the decrease in our common units’ market value is attributable primarily to our Sand business’ decreasing profits and the frac sand industry’s downturn.  Therefore, we have assessed the recoverability of long-lived assets for our Sand business, and determined that the carrying values are recoverable from our forecasted cash flows as of September 30, 2016.
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
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern.  This ASU requires an entity to evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity's ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. The new guidance is effective for annual periods and interim periods within those annual periods ending after December 15, 2016. We are evaluating the effect of adopting this new accounting guidance but do not expect adoption will have a material impact on our financial position, results of operations or cash flows.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows.  This ASU provides classification guidance for certain cash receipts and cash payments including payment of debt extinguishment costs, settlement of zero-coupon debt instruments, insurance claim payments and distributions from equity method investees.  ASU 2016-15 is effective on January 1, 2018, with early adoption permitted. We are evaluating the effect of adopting this new accounting guidance but do not expect adoption will have a material impact on our financial position, results of operations or cash flows.

4.              LONG-TERM DEBT
Following is a summary of our long-term debt:

	September 30, 2016	December 31, 2015

	($ in thousands)
Revolving credit facility:
Principal	$153,449	$302,063
Deferred financing costs	(7,368)	(6,125)
Total long-term debt	$146,081	$295,938
Revolving Credit Facility
On June 27, 2014, we entered into an amended and restated revolving credit and security agreement (as amended, the “Credit Agreement”) among Emerge Energy Services LP, as parent guarantor, each of its subsidiaries, as borrowers (the “Borrowers”), and PNC Bank, National Association, as administrative agent and collateral agent (the “agent”), and the lenders thereto. The Credit Agreement matures on June 27, 2019 and, prior to giving effect to the amendments described below, consisted of a $350 million revolving credit facility, which included a sub-limit of up to $30 million for letters of credit. Substantially all of the assets of the Borrowers are pledged as collateral under the Credit Agreement.
Prior to the execution of Amendment No. 5 discussed below, borrowings under the Credit Agreement accrued interest at a rate equal to either, at our option, (i) the London interbank offered rate (LIBOR) plus 4.25% or (ii) a base rate, which will be the base commercial lending rate of the agent, as publicly announced to be in effect from time to time, plus 3.25%. We also incur a commitment fee of 0.375% on committed amounts that are neither used for borrowings nor under letters of credit.
The Credit Agreement contains various covenants and restrictive provisions and requires maintenance of certain financial covenants. Prior to the execution of Amendment No. 5 discussed below, we were subject to the following covenants and restrictions:

•	the $350 million total aggregate commitment under the Credit Agreement would be reduced in an amount equal to the net proceeds of any notes offerings we may make in the future;

•	we were required to maintain at least $25 million of excess availability (as defined in the Credit Agreement) under the Credit Agreement; and

•	we were required to generate consolidated EBITDA in certain minimum amounts beginning with the quarter ending December 31, 2015 and rolling forward thereafter.
In addition, prior to the execution of Amendment No. 5 discussed below, the Credit Agreement placed restrictions on our ability to commence certain other actions, including:

•
our subsidiaries’ ability to make distributions to us (to permit us to make distributions to unitholders) if, after giving pro forma effect to such distribution, our total leverage ratio would be greater than or equal to 4.00 to 1.00, or the excess availability under the Credit Agreement would be less than the greater of $43.75 million or 12.5% of the total aggregate commitments;

•	our ability to enter into certain substantial acquisition or merger agreements with third-party businesses or make certain other investments; and

•	our ability to make capital expenditures for growth and maintenance through March 31, 2019 above certain amounts per quarter.
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
On May 20, 2016, we entered into Amendment No. 4 to the Credit Agreement to permit us to issue an unsecured promissory note and warrants to one of our lessors in return for concessions on various long-term leases. On May 20, 2016, we also entered into Amendment No. 5 to the Credit Agreement. Amendment No. 5, among other things, provided a limited waiver of the event of default under the Credit Agreement for failure to maintain financial covenants as of March 31, 2016 and provided a period of covenant relief with respect to the requirements to maintain $25 million of excess availability under the Credit Agreement or to generate the minimum amounts of consolidated EBITDA for the quarter ended March 31, 2016. The limited waiver and covenant relief provided in Amendment No. 5 continued until the earlier of July 8, 2016 or the execution of a definitive agreement for the sale of our Fuel business (as subsequently amended, the “Covenant Reversion Date”).
Prior to the Covenant Reversion Date, we were subject to the following covenants and restrictions:

•	we were restricted from making dividends or distributions to our unitholders, and our subsidiaries were restricted from making dividends or distributions to us; and

•
we were restricted from making capital expenditures in our Sand business in excess of $570,000 in the aggregate or from making capital expenditures in our Fuel business for purposes other than completing installation of hydrotreaters at the facilities.

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
On May 27, 2016, June 10, 2016, June 15, 2016 and June 17, 2016, we entered into Amendments No. 6, 7, 8 and 9, respectively, to the Credit Agreement to delay the onset of the Covenant Reversion Date while we negotiated a purchase and sale agreement for the Fuel business. We reached a definitive agreement for the sale of the Fuel business on June 23, 2016. On June 30, 2016, we entered into Amendment No. 10 to the Credit Agreement for the purpose of further extending the Covenant Reversion Date until the earlier of September 2, 2016 or the closing of the sale of the Fuel business.
On August 31, 2016, we closed the sale of the Fuel business, used the net proceeds therefrom to repay outstanding borrowings under the Credit Agreement and entered into Amendment No. 11 to the Credit Agreement. Amendment No. 11, among other things, restated the Credit Agreement and provided a full waiver for all defaults or events of default arising out of our failure to comply with the financial covenant to generate minimum amounts of adjusted EBITDA during the quarters ended March 31, 2016, June 30, 2016 and September 30, 2016 and the covenant to maintain the minimum amount of excess availability for any date prior to September 1, 2016.
Pursuant to Amendment No. 11, the Credit Agreement now provides for a maximum $200 million revolving credit facility with a $20 million sublimit on letters of credit and incurs interest at a rate equal to either, at our option, LIBOR plus 5.00% or the base rate plus 4.00%. We also incur a commitment fee of 0.375% on committed amounts that are neither used for borrowings nor under letters of credit. After Amendment no. 11, the Credit Agreement now requires the Partnership to maintain the following financial covenants:

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
In addition, the Credit Agreement as amended by Amendment No. 11 also prohibits us from making cash distributions to our unitholders and requires all cash receipts by us and our subsidiaries to be swept on a daily basis and used to reduce outstanding borrowings under the Credit Agreement.
Following our entry into Amendment No. 11, we believe that we will be able to maintain compliance with the covenants and restrictions under the Credit Agreement, as amended, for at least the next 12 months. As a result of the reductions in the aggregate commitment, we wrote off $3.7 million of deferred financing costs during the nine months ended September 30, 2016.

At September 30, 2016, we had undrawn availability under the Credit Facility totaling $36.9 million and our outstanding borrowings under the Credit Agreement bore interest at a weighted-average rate of 5.87%.
5.              COMMITMENTS AND CONTINGENCIES
Contractual Obligations
The following table represents the remaining minimum contractual obligations as of September 30, 2016.

	Railcar Leases (1)	Other Operating Leases (2)	Royalty Commitments (3)	Purchase Commitments (4)

	($ in thousands)
Remainder of 2016	$7,065	$247	$58	$3,807
2017	27,921	596	230	21,251
2018	37,027	332	230	24,467
2019	37,995	259	230	22,480
2020	39,560	254	230	21,378
Thereafter	296,630	2,592	1,710	48,614
Total	$446,198	$4,280	$2,688	141,997
Less amount representing interest				(1,227)
Total less interest				$140,770

(1)
Includes minimum amounts payable under various operating leases for railcars as well as estimated costs to transport leased railcars from the manufacturer to our site for initial placement in service. During the first nine months of 2016, we completed negotiations with various railcar lessors pursuant to which we terminated future order of railcars, deferred future railcar deliveries and reduced and deferred payments on existing leases. We accrued $4 million in contract termination charges and $8 million for delivery deferrals. These liabilities are included in Accrued liabilities and Other long-term liabilities in our Condensed Consolidated Balance Sheets. We also issued warrants to purchase 370,000 common units representing limited partnership interests in the partnership in exchange of these concessions. The above amounts include the impact of all concessions.

(2)	Includes lease agreements for land, facilities and equipment.

(3)	Represents minimum royalty payments for various sand mining locations. The amounts paid will differ based on amounts extracted.

(4)	Includes minimum amounts payable under a business acquisition agreement, long-term rail transportation agreements, transload facility agreements, and other purchase commitments.
Environmental Matters
On November 21, 2013, the EPA issued a General Notice Letter and Information Request (“Notice”) under Section 104(e) of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA”), to one of our subsidiaries operating within the Fuel business.  The Notice provides that the subsidiary may have incurred liability with respect to the Reef Environmental site in Alabama, and requested certain information in accordance with Section 107(a) of CERCLA.  We timely responded to the Notice.  At this time, no specific claim for cost recovery has been made by the EPA (or any other potentially responsible party) against us.  There is uncertainty relating to our share of environmental remediation liability, if any, because our allocable share of wastewater is unknown and the total remediation cost is also unknown.  Consequently, management is unable to estimate the possible loss or range of loss, if any.  We have not recorded a loss contingency accrual as of September 30, 2016 or December 31, 2015.  In the opinion of management, the outcome of such matters will not have a material adverse effect on our financial position, liquidity or results of operations.
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

Under the Restated Purchase Agreement, we agreed to indemnify Sunoco against these and any other environmental liabilities associated with the business and operations of the Fuel business prior to its sale, subject to certain exceptions. We have obtained an environmental insurance policy which, pursuant to the terms of the Restated Purchase Agreement, acts as the first recourse coverage for any pre-closing environmental liability asserted by Sunoco with our indemnification obligation being for any claims in excess of the insurance policy coverage or in the event a claim is denied under the insurance policy. Our management does not expect our environmental indemnification obligations pursuant to the Restated Purchase Agreement will have a material adverse effect on our future results of operations, financial position or cash flow.
Property Value Guarantees
In December 2015, we entered into an agreement to purchase certain properties and assume leases and other related agreements for future development of sand mining and processing facilities in Wisconsin.  Given the current challenging market conditions for proppant demand, we do not plan to begin development until the North American oil and gas markets improve. Under a mining agreement with a local town, we currently have contingent obligations to indemnify owners of approximately 39 properties for diminution of value associated with mine operations and limited moving expenses when each landowner decides to sell a property, even if no mine is yet in operation.  As these contingent liabilities cannot be reasonably estimated, no liability has been recorded.
6.              RELATED PARTY TRANSACTIONS
Related party transactions included in our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations are summarized in the following table:

	Nine Months Ended September 30,
	2016	2015

	($ in thousands)
Wages and employee-related costs (1)	$13,333	$21,280
Lease expense	$17	$19

	September 30, 2016	December 31, 2015

	($ in thousands)
Accounts receivable	$145	$295
Accounts payable and accrued liabilities	$153	$553

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
For remaining phantom units granted to employees in 2013, we currently assume a 55-month vesting period, which represents management’s estimate of the amount of time until all vesting conditions have been met. Concurrent with the closing of a secondary offering in June 2014 and the exercise of the underwriters’ over-allotment in July 2014, 90,686 of these phantom units vested and common units were issued. For other phantom units granted to employees, we assume a 24 to 36-month vesting period. Restricted units are awarded to our independent directors on each anniversary of our IPO, each with a vesting period of one year.  Regarding distributions for independent directors and other employees, distributions are credited to a distribution equivalent rights account for the benefit of each participant and become payable generally within 45 days following the date of vesting.  As of September 30, 2016, the unpaid liability for distribution equivalent rights totaled $1.2 million.
In 2016, we granted 28,000 time based phantom units to certain officers to vest in equal installments on each anniversary date of the grant over a period of two years.

The following table summarizes awards granted during the nine months ended September 30, 2016.

	Total Units	Phantom Units	Restricted Units	Fair Value per Unit at Award Date
Outstanding at December 31, 2015	225,000	216,804	8,196	$21.22
Granted	103,756	28,000	75,756	$3.78
Vested	(53,799)	(45,603)	(8,196)	$23.05
Forfeitures	(44,091)	(44,091)	—	$20.19
Outstanding at September 30, 2016	230,866	155,110	75,756	$13.15

For the nine months ended September 30, 2016 and 2015, we recorded non-cash equity-based compensation expense of $0.5 million and $3.6 million, respectively, in selling, general and administrative expenses.  Non-cash equity-based compensation expense for continuing operations was $0.1 million and $3.1 million for the nine months ended September 30, 2016 and 2015, respectively.
As of September 30, 2016, the unrecognized compensation expense related to the grants discussed above amounted to $1.1 million to be recognized over a weighted average of 1.13 years.
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
The composition of our provision for income taxes for continuing operations is as follows:

	Nine Months Ended September 30,
	2016	2015

	($ in thousands)
Texas margin tax	$28	$259
Canadian income tax	1	27
Total provision for income taxes	$29	$286

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
Discontinued operations
Our provision for income taxes for discontinued operations relates to (i) Texas margin taxes for Direct Fuels, and (ii) federal and state income taxes for Emerge Energy Distributors Inc. (“Distributor”). Distributor reports its income, expenses, gains, and losses as a corporation and is subject to both federal and state income taxes. Federal and state income tax expense for discontinued operations for the nine months ended September 30, 2016 and 2015 was $19 thousand and $215 thousand, respectively.
Effective Income Tax Rate
Distributor began operations in May 2013.  For the nine months ended September 30, 2016, Distributor’s effective income tax rate was 31%.  For Distributor, there were no significant differences between book and taxable income.

9.              EARNINGS PER COMMON UNIT
We compute basic earnings (loss) per unit by dividing net income (loss) by the weighted-average number of common units outstanding including certain participating securities.  Participating securities include unvested equity-based payment awards that contain rights to distributions, as well as convertible preferred units and warrants that contain contractual rights to participate in any distributions that are declared.  It is our policy to exclude convertible preferred units and warrants from the calculation of basic earnings (loss) per unit in periods of net losses from continuing operations since these securities are not contractually obligated to share in losses.
Diluted earnings per unit is computed by dividing net income by the weighted-average number of common units outstanding, including participating securities, and increased further to include the number of common units that would have been outstanding had potential dilutive units been exercised.  The dilutive effect of restricted units is reflected in diluted net income per unit by applying the treasury stock method.  Under FASB ASC 260-10-45, Contingently Issuable Shares, 93,806 of our outstanding phantom units are not included in basic or diluted earnings per common unit calculations as of September 30, 2016.  We exclude all potentially dilutive restricted units from the diluted earnings per unit calculation for any periods of net loss from continuing operations as their effect would be anti-dilutive.
Basic and diluted earnings (loss) per unit are computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	($ in thousands, except per unit data)
Net income (loss) from continuing operations	$(29,955)	$(6,846)	$(92,546)	$2,596
Net income (loss) from discontinued operations	35,072	(5,052)	40,551	(2,119)
Net Income (loss)	$5,117	$(11,898)	$(51,995)	$477

Weighted average common units outstanding	24,159,038	24,119,972	24,136,642	23,924,608
Weighted average units deemed participating securities	61,306	40,277	64,742	215,364
Weighted average number of common units outstanding including participating securities (basic)	24,220,344	24,160,249	24,201,384	24,139,972
Weighted average potentially dilutive units outstanding	—	—	—	2,425
Weighted average number of common units outstanding (diluted)	24,220,344	24,160,249	24,201,384	24,142,397

Basic earnings (loss) per unit:
Earnings (loss) per common unit from continuing operations	$(1.24)	$(0.28)	$(3.82)	$0.11
Earnings (loss) per common unit from discontinued operations	1.45	(0.21)	1.67	(0.09)
Basic earnings (loss) per common unit	$0.21	$(0.49)	$(2.15)	$0.02

Diluted earnings (loss) per unit:
Earnings (loss) per common unit from continuing operations	$(1.24)	$(0.28)	$(3.82)	$0.11
Earnings (loss) per common unit from discontinued operations	1.45	(0.21)	1.67	(0.09)
Diluted earnings (loss) per common unit	$0.21	$(0.49)	$(2.15)	$0.02

10.              SEGMENT INFORMATION
Segment Information
We follow segment reporting in accordance with FASB ASC 280-10,  Disclosures about Segments of an Enterprise and Related Information. On August 31, 2016, we completed the sale of our Fuel business. Accordingly, we have discontinued segment reporting. The assets and liabilities of the fuel business have been accounted for as assets held for sale in our consolidated balance sheets for all periods presented. The operating results related to these lines of business have been included in discontinued operations in our consolidated statements of operations for all periods presented.
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
The Fuel business utilized financial hedging arrangements whereby we hedged a portion of our gasoline and diesel inventory, which reduced our commodity price exposure on some of our activities.  The derivative commodity instruments we utilized consisted mainly of futures traded on the New York Mercantile Exchange.  As of December 31, 2015, we had 2 open commodity derivative contracts, respectively, to manage fuel price risk.
We do not designate our derivative instruments as hedges under GAAP.  As a result, we recognize derivatives at fair value on the consolidated balance sheet with resulting gains and losses reflected in interest expense (for interest rate swap agreements). The resulting gains and losses for the Fuel business were recorded to cost of goods sold for discontinued operations (for derivative commodity instruments), as reported in the condensed consolidated statements of operations.  Our derivative instruments serve the same risk management purpose whether designated as a hedge or not.  We derive fair values principally from published market interest rates and fuel price quotes (Level 2 inputs).  The precise level of open position commodity derivatives is dependent on inventory levels, expected inventory purchase patterns, and market price trends.  We do not use derivative financial instruments for trading or speculative purposes.
The fair values of outstanding derivative instruments and their classifications within our Condensed Consolidated Balance Sheets are summarized as follows:

	September 30, 2016	December 31, 2015	Classification

	($ in thousands)
Derivative assets:
Commodity derivative contracts	$—	$621	Assets held for sale
Derivative liabilities:
Interest rate swaps	$458	$472	Accrued liabilities
Commodity derivative contracts	$—	$152	Liabilities held for sale
The effect of derivative instruments, none of which has been designated for hedge accounting, on our Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015	Classification

	(expense $ in thousands)
Interest rate swaps	$(129)	$419	$434	$1,100	Interest expense, net
Commodity derivative contracts	(144)	(972)	557	181	Income from discontinued operations
	$(273)	$(553)	$991	$1,281
12.       SUPPLEMENTAL CASH FLOW DISCLOSURES
The following supplemental disclosures may assist in the understanding of our Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
	2016	2015

	($ in thousands)
Cash paid for interest	$14,550	$7,388
Cash paid for income taxes, net of refunds	$228	$1,014
Distribution equivalent rights accrued, net of payments	$—	$618
Purchases of PP&E accrued but not paid at period-end	$2,705	$376
Purchases of PP&E accrued in a prior period and paid in the current period	$3,364	$5,238
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
On August 31, 2016, we completed the sale of our Fuel business pursuant to an Amended and Restated Purchase and Sale Agreement, dated August 31, 2016 (the “Restated Purchase Agreement”), with Susser Petroleum Operating Company LLC and Sunoco LP (together, “Sunoco”). Sunoco paid Emerge a purchase price of approximately $167.7 million in cash (subject to certain working capital and other adjustments in accordance with the terms of the Restated Purchase Agreement), of which $14.25 million is placed into several escrow accounts to satisfy potential claims from Sunoco for indemnification under the Restated Purchase Agreement. Any escrowed funds remaining after certain periods of time set forth in the Restated Purchase Agreement will be released to Emerge, provided that no unsatisfied indemnity claims exist at such time.
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
Results of Operations
The following table summarizes our consolidated operating results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	($ in thousands)
Revenues	$31,285	$60,654	$85,780	$225,016

Operating expenses:
Cost of goods sold (excluding depreciation, depletion and amortization)	40,500	53,180	122,644	170,173
Depreciation, depletion and amortization	4,687	4,897	14,464	13,419
Selling, general and administrative expenses	4,697	6,552	15,931	21,141
Contract and project terminations	(25)	(68)	4,011	9,344
Total operating expenses	49,859	64,561	157,050	214,077
Operating income (loss)	(18,574)	(3,907)	(71,270)	10,939
Other expense (income):
Interest expense	8,014	2,925	17,891	8,090
Other	3,359	(4)	3,356	(33)
Total other expense	11,373	2,921	21,247	8,057
Income (loss) before provision for income taxes	(29,947)	(6,828)	(92,517)	2,882
Provision for income taxes	8	18	29	286
Net income (loss) from continuing operations	(29,955)	(6,846)	(92,546)	2,596
Discontinued Operations
Income (loss) from discontinued operations, net of taxes	3,373	(5,052)	8,852	(2,119)
Gain on sale of discontinued operations	31,699	—	31,699	—
Total income (loss) from discontinued operations, net of tax	35,072	(5,052)	40,551	(2,119)
Net income (loss)	$5,117	$(11,898)	$(51,995)	$477

Adjusted EBITDA (a)	$(8,113)	$264	$(26,706)	$46,852
(a)         See “Adjusted EBITDA” below for a discussion of Adjusted EBITDA and a reconciliation to net income (loss) and cash flows from operations.

Major Factors Impacting Comparability Between Prior and Future Periods
Market Trends
Beginning in late 2014, the market prices for crude oil and refined products began a steep and protracted decline which continued into 2016. This greatly impacted the demand for frac sand as drilling and completion of new oil and natural gas wells was significantly curtailed in North America. As a result, we experienced significant downward pressure on pricing. However, commodity prices stabilized in the middle of 2016, leading to an improvement in drilling activity during the third quarter. While the oil and gas market recovery remains in the early stages, we expect market conditions to continue to improve in Q4 and into 2017.
Sale of Fuel Business
In order to improve our competitive positioning and retain upside for the eventual recovery in the oil and gas cycle, we divested our Fuel business to reduce our debt burden. We recorded a gain of $31.7 million on the sale of the Fuel business. Please see Note 2 to our financial statements for a detailed discussion of the sale of the Fuel business.
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

•
We began using new mining techniques at two of our Wisconsin mines in the third quarter of 2015, and introduced these techniques to our Kosse mine in July 2016. We have realized over $1 per ton savings for frac sand sourced from these mines as these techniques are fully implemented and the resulting finished sand is sold.

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
During the nine months of 2016, we negotiated concessions on the majority of our railcar leases pursuant to which we cancelled or deferred deliveries on rail cars and reduced cash payments on a substantial portion of the existing rail cars in our fleets. In exchange for these concessions, we incurred a contract termination charge of $4 million. We issued at par an Unsecured Promissory Note in the aggregate principal amount of $4 million with interest payable in cash or, in certain situations, in-kind, when certain financial metrics have been met. This note bears interest at a rate of five percent per annum and is due and payable within 30 days following the date on which financial statements are publicly available covering the first date on which these financial metrics have been met.

Continuing Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	($ in thousands)
Revenues	$31,285	$60,654	$85,780	$225,016
Operating expenses:
Cost of goods sold (excluding depreciation, depletion and amortization)	40,500	53,180	122,644	170,173
Depreciation, depletion and amortization	4,687	4,897	14,464	13,419
Selling, general and administrative expenses	4,697	6,552	15,931	21,141
Contract and project terminations	(25)	(68)	4,011	9,344
Operating income (loss)	$(18,574)	$(3,907)	$(71,270)	$10,939
Net income (loss) from continuing operations	$(29,955)	$(6,846)	$(92,546)	$2,596
Adjusted EBITDA (a)	$(10,872)	$2,099	$(39,882)	$39,052

Volume of sand sold (tons in thousands)	493	799	1,331	2,811
Volume of sand produced by dry plant (tons in thousands):
Arland, Wisconsin facility	21	246	21	899
Barron, Wisconsin facility	383	389	1,094	1,239
New Auburn, Wisconsin facility	10	78	190	561
Kosse, Texas facility	44	85	87	215
Total volume of sand produced	458	798	1,392	2,914
(a)         See “Adjusted EBITDA” below for a discussion of Adjusted EBITDA and a reconciliation to net income (loss) and operating cash flows.
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30,  2015
Revenues
Sand revenues decreased by $29.4 million, primarily due to significant price decreases and a 38% decrease in total volumes sold as a result of the downturn in market demand for frac sand.  However, we have increased the volumes sold through transload sites from 51% to 67% of total volumes sold. We typically charge higher prices for sales from transload sites in order to cover the additional transportation costs.
The major changes from 2015 to 2016 are as follows:

•
$14.0 million decrease in sales of Northern White sand (excluding estimated transportation markups and shortfall revenues), relating primarily to a 43% decrease in volumes sold as well as decreased pricing in light of current market conditions for frac sand;

•	an estimated $11.4 million decrease for significant reductions in markups per ton sold through transload sites;

•	$3.2 million decrease in sales of native Texas sand (from our Kosse plant) due to decreased volumes; and

•	$0.8 million of business interruption insurance proceeds received in the third quarter of 2015 to reimburse us for lost sales during a time of equipment failure in 2014.
Cost of goods sold (excluding depreciation, depletion and amortization)
Our cost of goods sold consists primarily of direct costs such as processing plant wages, royalties, mining, purchased sand, and transportation to the plant or to transload facilities, as well as indirect costs such as plant repairs and maintenance. Our direct costs of producing sand and our logistics costs for finished product decreased with our decreased sales.  The most significant components of the $12.7 million decrease are:

•	$2.1 million decrease in the total cost to acquire and produce wet and dry sand, due mainly to lower sales volumes and lower-cost sources for wet sand;

•	$10.6 million decrease in rail transportation-related expense, primarily due to:

•	$11.8 million decreased rail shipping costs due to decreased volumes sold in-basin; offset by

•	$0.9 million increased rail lease expense; and

•	$0.3 million increase railcar storage costs.
Selling, general and administrative expenses
The $1.9 million decrease in selling, general and administrative expenses is attributable primarily to decrease in employee related costs due to head count reductions and bad debt expense.
Interest expense
Net interest expense increased $5.1 million mainly due to a $3.3 million write-off of deferred debt costs due to total aggregate commitment reductions under the Credit Agreement in 2016 and higher average interest rates in 2016.
Other
Other expenses increased $3.4 million due to a $3.0 million mark-to-market loss recognized in 2016 for a change in the fair value of warrants issued in August 2016.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30,  2015
Revenues
Sand revenues decreased by $139.2 million, primarily due to significant price decreases and a 52.7% decrease in total volumes sold as a result of the downturn in market demand for frac sand.  However, we have increased the volumes sold through transload sites from 40% to 62% of total volumes sold. We typically charge higher prices for sales from transload sites in order to cover the additional transportation costs.
The major changes from 2015 to 2016 are as follows:

•
$73.2 million decrease in sales of Northern White sand (excluding estimated transportation markups and shortfall revenues), relating primarily to a 57% decrease in volumes sold as well as decreased pricing in light of current market conditions for frac sand;

•	an estimated $51.5 million decrease for significant reductions in markups per ton sold through transload sites;

•	$7.8 million decrease in sales of native Texas sand (from our Kosse plant) due to decreased volumes;

•	$4.1 million of shortfall revenues recognized on take-or-pay customer contracts in 2015; and

•	$2.6 million of business interruption insurance proceeds received in the second and third quarters of 2015 to reimburse us for lost sales during a time of equipment failure in 2014.
Cost of goods sold (excluding depreciation, depletion and amortization)
Our cost of goods sold consists primarily of direct costs such as processing plant wages, royalties, mining, purchased sand, and transportation to the plant or to transload facilities, as well as indirect costs such as plant repairs and maintenance. Our direct costs of producing sand and our logistics costs for finished product decreased with our decreased sales.  The most significant components of the $47.5 million decrease are:

•	$23.2 million decrease in the total cost to acquire and produce wet and dry sand, due mainly to lower sales volumes and lower-cost sources for wet sand;

•	$30.3 million decrease in rail transportation-related expense, primarily due to:

•	$36.5 million decreased rail shipping costs due to decreased volumes sold in-basin; offset by

•	$4.8 million increased rail lease expense; and

•	$1.3 million increase railcar storage costs; offset by

•	$0.7 million increase in costs of transload facilities; and

•
$5.4 million write down of sand inventory in the first quarter of 2016 based on our lower of cost or market analysis. This write-down is attributed to declining market conditions and a significant decline in prices.

Depreciation, depletion and amortization
Depreciation, depletion and amortization increased by $1.0 million due to amortization of intangible assets added in December 2015 and the first nine months of 2016.
Selling, general and administrative expenses
The $5.2 million decrease in selling, general and administrative expenses is attributable primarily to:

•	$1.2 million increase in bad debt expense; offset by

•	$3.0 million in decreased equity-based compensation expense;

•	$2.4 million decrease in employee related costs; and

•	$0.3 million decrease in travel related expenses.
Contract and project terminations
During the first nine months of 2016, we negotiated various railcar lease contracts. As part of these negotiations, we paid $4.0 million as contract termination fees to a railcar lease vendor. During the nine months ended September 30, 2015, we recorded a $9.4 million charge to earnings for non-recoverable costs incurred for an uncompleted construction project. See Note 3 to our Condensed Consolidated Financial Statements for further discussion.
Interest expense
Net interest expense increased $9.8 million mainly due to a $3.7 million write-off of deferred debt costs due to total aggregate commitment reductions under the Credit Agreement in 2016, higher average balances on outstanding debt, and higher average interest rates in 2016.
Other
Other expenses increased $3.4 million due to a $3.0 million mark-to-market loss recognized in 2016 for a change in the fair value of warrants issued in August 2016.

Discontinued Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	($ in thousands)
Revenues	$67,095	$115,666	$249,558	$356,117
Cost of goods sold (excluding depreciation, depletion and amortization)	63,481	116,585	233,025	344,855
Depreciation and amortization	—	2,633	2,354	7,906
Selling, general and administrative expenses	(211)	1,141	3,581	4,334
Interest expense, net	444	346	1,727	936
Other	—	(1)	—	(10)
Income from discontinued operations before provision for income taxes	3,381	(5,038)	8,871	(1,904)
Provision for income taxes	8	14	19	215
Income from discontinued operations, net of taxes	3,373	(5,052)	8,852	(2,119)
Gain on sale of discontinued operations	31,699	—	31,699	—
Total income (loss) from discontinued operations, net of taxes	$35,072	$(5,052)	$40,551	$(2,119)
Adjusted EBITDA (a)	$2,759	$(1,835)	$13,176	$7,800

Volume of refined fuels sold (gallons in thousands)	41,651	64,567	165,422	184,364
Volume of terminal throughput (gallons in thousands)	24,963	24,580	82,387	107,142
Volume of transmix refined (gallons in thousands)	18,942	24,508	68,326	71,107
Refined transmix as a percent of total refined fuels sold	45.5%	38.0%	41.3%	38.6%
(a)         See “Adjusted EBITDA” below for a discussion of Adjusted EBITDA and a reconciliation to net income (loss).
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Revenues
The major components of the $48.6 million decrease in Fuel business revenues are:

•	$7.5 million decrease due to lower average fuel sales prices;

•	$35.5 million decrease for lower volumes of fuel sold due to two months of operations since the Fuel business was disposed on August 31, 2016; and

•	$5.1 million decrease in excise and other transaction taxes.
Cost of goods sold (excluding depreciation, depletion and amortization)
Our cost of goods sold consists primarily of direct costs associated with the purchase of refined fuels, transmix feedstock, plant labor and burden, and costs to operate our transmix and terminal facilities.  The primary components of the $53.1 million decrease in costs of goods sold are:

•	$11.9 million decrease for lower average fuel purchase prices;

•	$35.0 million decrease for lower volumes of fuel sold due to two months of operations since the Fuel business was disposed on August 31, 2016; and

•	$5.1 million decrease in excise and other transaction taxes.
Selling, general and administrative expenses
The $1.4 million decrease in selling, general and administrative expenses is attributable primarily to the reclass of selling expenses of the Fuel business to the Gain on the Fuel business and a $0.2 million decrease in equity-based compensation expense.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Revenues
The major components of the $106.6 million decrease in Fuel business revenues are:

•	$71.0 million decrease due to lower average fuel sales prices;

•	$32.2 million decrease for lower volumes of fuel sold due to eight months of operations since the Fuel business was disposed on August 31, 2016; and

•	$2.9 million decrease in excise and other transaction taxes.
Cost of goods sold (excluding depreciation, depletion and amortization)
Our cost of goods sold consists primarily of direct costs associated with the purchase of refined fuels, transmix feedstock, plant labor and burden, and costs to operate our transmix and terminal facilities.  The primary components of the $111.8 million decrease in costs of goods sold are:

•	$77.3 million decrease for lower average fuel purchase prices;

•	$30.4 million decrease for lower volumes of fuel sold due to eight months of operations since the Fuel business was disposed on August 31, 2016; and

•	$2.9 million decrease in excise and other transaction taxes.

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
On August 8, 2016, we entered into a Securities Purchase Agreement with an institutional investor (the “Purchaser”) to issue and sell to the Purchaser in a private placement an aggregate principal amount of $20 million of our Series A Preferred Units and warrants that may be exercised to purchase common units representing limited partner interests in the Partnership.
To comply with our Credit Agreement to raise at least $31.2 million of net proceeds from the issuance and sale of common equity by November 30, 2016, we filed a Form S-1 on October 25, 2016 with the Securities and Exchange Commission to register the sale of up to 2,750,000 of our common units.
Revolving Credit Facility
On June 27, 2014, we entered into an amended and restated revolving credit and security agreement (as amended, the “Credit Agreement”) among Emerge Energy Services LP, as parent guarantor, each of its subsidiaries, as borrowers (the “Borrowers”), and PNC Bank, National Association, as administrative agent and collateral agent (the “agent”), and the lenders thereto. The Credit Agreement matures on June 27, 2019 and, prior to giving effect to the amendments described below, consisted of a $350 million revolving credit facility, which included a sub-limit of up to $30 million for letters of credit. Substantially all of the assets of the Borrowers are pledged as collateral under the Credit Agreement.
Prior to the execution of Amendment No. 5 discussed below, borrowings under the Credit Agreement accrued interest at a rate equal to either, at our option, (i) the London interbank offered rate (LIBOR) plus 4.25% or (ii) a base rate, which will be the base commercial lending rate of the agent, as publicly announced to be in effect from time to time, plus 3.25%. We also incur a commitment fee of 0.375% on committed amounts that are neither used for borrowings nor under letters of credit.
The Credit Agreement contains various covenants and restrictive provisions and requires maintenance of certain financial covenants. Prior to the execution of Amendment No. 5 discussed below, we were subject to the following covenants and restrictions:

•	the $350 million total aggregate commitment under the Credit Agreement would be reduced in an amount equal to the net proceeds of any notes offerings we may make in the future;

•	we were required to maintain at least $25 million of excess availability (as defined in the Credit Agreement) under the Credit Agreement; and

•	we were required to generate consolidated EBITDA in certain minimum amounts beginning with the quarter ending December 31, 2015 and rolling forward thereafter.
In addition, the Credit Agreement placed restrictions on our ability to commence certain other actions, including our ability to make distributions to our unitholders, our ability to consummate acquisitions and our ability to make capital expenditures. Please see Note 4 to our financial statements for the three months ended September 30, 2016 for more information on the restrictions previously placed on our operations pursuant to the Credit Agreement prior to the execution of Amendment No. 11 discussed below.
On August 31, 2016, we closed the sale of the Fuel business, used the net proceeds therefrom to repay outstanding borrowings under the Credit Agreement and entered into Amendment No. 11 to the Credit Agreement with the Borrowers, the lenders and the agent. Amendment No. 11, among other things, restated the Credit Agreement and provided a full waiver for all defaults or events of default arising out of our failure to comply with the financial covenant to generate minimum amounts of adjusted EBITDA during the quarters ended March 31, 2016, June 30, 2016 and September 30, 2016 and the covenant to maintain the minimum amount of excess availability for any date prior to September 1, 2016 as discussed in Note 4 to our financial statements for the three months ended September 30, 2016 .
Pursuant to Amendment No. 11, the Credit Agreement now provides for a maximum $200 million revolving credit facility with a $20 million sublimit on letters of credit and incurs interest at a rate equal to either, at our option, LIBOR plus 5.00% or the base rate plus 4.00%. We also incur a commitment fee of 0.375% on committed amounts that are neither used for borrowings nor under letters of credit. After Amendment no. 11, the Credit Agreement now requires the Partnership to maintain the following financial covenants:

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
In addition, the Credit Agreement as amended by Amendment No. 11 also prohibits us from making cash distributions to our unitholders and requires all cash receipts by us and our subsidiaries to be swept on a daily basis and used to reduce outstanding borrowings under the Credit Agreement.
Following our entry into Amendment No. 11, we believe that we will be able to maintain compliance with the covenants and restrictions under the Credit Agreement, as amended, for at least the next 12 months. As a result of the reductions in the aggregate commitment, we wrote off $3.7 million of deferred financing costs during the nine months ended September 30, 2016.
At September 30, 2016, we had undrawn availability under the Credit Facility totaling $36.9 million and our outstanding borrowings under the Credit Agreement bore interest at a weighted-average rate of 5.87%.

Liquidity Trends
Beginning in the second half of 2014 and continuing through the middle of 2016, prices for natural gas, crude oil and refined fuels were extremely volatile and decreased significantly. Although the demand for energy services improved during the third quarter of 2016 and appears to have bottomed in the second quarter of 2016, our cash flows from operating activities are subject to significant quarterly variations as volatile commodity prices influence demand for our frac sand as well as our Fuel business’ exposure to partially-unhedged commodity price risk for refined products. In addition, after closing the sale of our Fuel business we are more dependent on the volatility in demand for frac sand without the benefit of cash flows generated by our Fuel business in periods of stable commodity prices. Therefore, the cash generated by our operations are driven by a number of factors beyond our control, including global and regional product supply and demand, weather, product distribution, refining and processing capacity and other supply chain dynamics, among other factors. In this current environment, we anticipate that our liquidity needs will not be met solely by cash generated from operations, and we expect to rely more heavily on borrowings under the Credit Agreement and issuance of equity and debt securities as sources of future liquidity.
However, our ability to comply with the restrictions and covenants of the Credit Agreement is uncertain and will be affected by the amount of cash flow from our operations and events or circumstances beyond our control, including events and circumstances that may stem from the condition of financial markets and commodity price levels. If in the future we are unable to comply with the financial covenants of the Credit Agreement and the lenders are unwilling to provide us with additional flexibility or a waiver, we may be forced to repay or refinance amounts then outstanding under the Credit Agreement and seek alternative sources of capital to fund our business and anticipated capital expenditures. Any such alternative sources of capital, such as equity transactions or debt financing, may be on terms less favorable or at higher costs than our current financing sources, depending on future market conditions and other factors, or may not be available at all.
Cash Flow Summary
The table below summarizes our cash flows.

	Nine Months Ended September 30,
	2016	2015

	($ in thousands)
Cash flows from operating activities	$(27,835)	$42,563
Cash flows from investing activities	$141,804	$(22,728)
Cash flows from financing activities	$(134,834)	$(20,823)
Cash and cash equivalents at beginning of period	$20,870	$6,876
Cash and cash equivalents at end of period	$5	$5,888
Operating cash flows
Cash flows from operating activities have generally trended the same as our net income (loss) adjusted for non-cash items of depreciation, depletion and amortization, equity-based compensation, amortization of deferred financing costs, contract termination costs, unrealized losses on derivative instruments, unrealized loss on fair value of warrants and write-off of non-capitalized cost of private placement. The changes in our operating assets and liabilities were also significantly impacted by lower accounts receivable balances resulting from lower sales of sand and fuel during the first nine months of 2016, and a build-up of inventories in 2015.
Investing cash flows
Cash flows from investing activities increased during the nine months ended September 30, 2016 due to the proceeds of the sale of the Fuel business of $154.0 million offset by a decrease in our capital expenditures. As a result of the current market conditions and covenants under our Credit Agreement, we have significantly curtailed our capital expenditures to include only those projects with the potential for rapid returns, and comply with our bank covenants that limit capital expenditures.

Financing cash flows
Our cash balance as of September 30, 2016 is $5,000 compared to $20.9 million as of December 31, 2015. We are currently subject to a cash dominion requirement as per Amendment No. 11 to our Credit Agreement, which requires all cash receipts by us and our subsidiaries to be swept on a daily basis and used to reduce outstanding borrowings under the Credit Agreement. We manage our cash on a daily basis and make advances against the revolver based on our daily disbursements.
The main categories of our financing cash flows can be summarized as follows:

	Nine Months Ended September 30,
	2016	2015

	($ in thousands)
Net debt proceeds (payments)	$(148,614)	$55,447
Net proceeds from private placement	18,682	—
Distributions to owners	—	(74,351)
Other	(4,902)	(1,919)
Total	$(134,834)	$(20,823)
Private Placement
On August 8, 2016, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor (the “Purchaser”) to issue and sell to the Purchaser in a private placement (the “Private Placement”) an aggregate principal amount of $20 million of our Series A Preferred Units (the “Preferred Units”) and a warrant (the “Warrant”) that may be exercised to purchase our common units (the “Warrant Units”).
The Preferred Units will initially be convertible into approximately 1.97 million common units at the option of the Purchaser or upon certain other events. The Preferred Units, subject to the satisfaction of customary equity conditions, will automatically convert into the common units in two tranches (each, an “Automatic Conversion Date”) as follows: (a) 50% of the Preferred Units shall automatically convert into common units on November 3, 2016, and (b) the remaining 50% of the Preferred Units shall automatically convert into common units on February 15, 2017. On each applicable Automatic Conversion Date, the Conversion Price of the Preferred Units shall be equal to the lower of (i) $10.15 and (ii) 90% of the Market Price (as defined in the Purchase Agreement) on the applicable Automatic Conversion Date.
We also issued to the Purchaser the Warrant to purchase approximately 890,000 common units at an exercise price of $10.82 per common unit. The Warrant, which expires on August 16, 2022, was exercisable immediately upon issuance and contains a cashless exercise provision and other customary provisions and protections, including anti-dilution protections.
On November 3, 2016, 10,000 Preferred Units will automatically convert into 958,222 common units at a conversion price of $10.15.
Contractual Obligations
The following table presents the remaining minimum contractual obligations as of September 30, 2016.

	Payments Due By Period
	Total	Remainder of 2016	2017 - 2018	2019 - 2020	> 5 Years

	($ in thousands)
Long-term debt (1)	$178,896	$2,424	$18,591	$157,881	$—
Railcar leases (2)	446,198	7,065	64,948	77,555	296,630
Unsecured notes (2)	16,607	—	—	16,607	—
Other operating leases (3)	4,280	247	928	513	2,592
Purchase commitments (4)	141,997	3,807	45,718	43,858	48,614
Minimum royalty payments (5)	2,688	58	460	460	1,710
Total	$790,666	$13,601	$130,645	$296,874	$349,546

(1)	Assumes balances outstanding as of September 30, 2016 will be paid at maturity and includes interest using interest rates in effect at September 30, 2016.

(2)
Includes minimum amounts payable under various operating leases for railcars as well as estimated costs to transport leased railcars from the manufacturer to our site for initial placement in service. During the first nine months of 2016, we completed negotiations with various railcar lessors pursuant to which we terminated a future order of railcars, deferred future railcar deliveries and reduced and deferred payments on existing leases. In exchange for these concessions, we issued at par an Unsecured Promissory Note in the aggregate principal amount of $4 million for contract termination with interest payable in cash or, in certain situations, in-kind, when certain financial metrics have been met. This note bears interest at a rate of five percent per annum and is are due and payable within 30 days following the date on which financial statements are publicly available covering the first date on which certain financial metrics have been met. We also issued at par the PIK Note in the aggregate principal amount of $8 million for delivery deferrals. The PIK Note bears interest at a rate of 10% per annum payable in cash or, in certain situations, in-kind, when certain financial metrics have been met. The PIK Note will mature on June 2, 2020. These liabilities are included in Other long-term liabilities in our Condensed Consolidated Balance Sheets. We also issued warrants to purchase 370,000 common units representing limited partnership interests in the partnership in exchange of these concessions during the second quarter of 2016. The amounts presented in the table above include the impact of all concessions.

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
Property Value Guarantees
In December 2015, we entered into an agreement to purchase certain properties and assume leases and other related agreements for future development of sand mining and processing facilities in Wisconsin.  Given the current challenging market conditions for proppant demand, we do not plan to begin development until the North American oil and gas markets improve. Under a mining agreement with a local town, we currently have contingent obligations to indemnify owners of approximately 39 properties for diminution of value associated with mine operations and limited moving expenses when each landowner decides to sell a property, even if no mine is yet in operation.  As these contingent liabilities cannot be reasonably estimated, no liability has been recorded.
ADJUSTED EBITDA
Adjusted EBITDA is defined in our current Credit Agreement as: net income (loss) plus consolidated interest expense (net of interest income), income tax expense, depreciation, depletion and amortization expense, non-cash charges and losses that are unusual or non-recurring less income tax benefits and gains that are unusual or non-recurring and other adjustments allowable under our existing credit agreement.   Adjusted EBITDA is used as a supplemental financial measure by our management and external users of our financial statements, such as investors and commercial banks, to assess:

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

Reconciliation of Net Income (Loss) and Operating Cash Flows to Adjusted EBITDA
The following tables present a reconciliation of net income (loss) to Adjusted EBITDA for the three months ended September 30, 2016 and 2015.

	Continuing		Discontinued		Consolidated

	Three Months Ended September 30,
	2016	2015	2016	2015	2016	2015

	($ in thousands)
Net income (loss)	$(29,955)	$(6,846)	$35,072	$(5,052)	$5,117	$(11,898)
Interest expense, net	8,014	2,925	444	346	8,458	3,271
Depreciation, depletion and amortization	4,687	4,897	—	2,633	4,687	7,530
Provision for income taxes	8	18	8	14	16	32
EBITDA	(17,246)	994	35,524	(2,059)	18,278	(1,065)
Equity-based compensation expense	235	264	97	104	332	368
Contract and project terminations	(25)	(68)	—	—	(25)	(68)
Provision for doubtful accounts	8	248	(543)	37	(535)	285
Accretion expense	30	41	—	—	30	41
Retirement of assets	209	102	—	—	209	102
Fuel division selling expenses	—	—	(679)	—	(679)	—
Other state and local taxes	483	518	59	83	542	601
Non-cash deferred lease expense	2,072	—	—	—	2,072	—
Unrealized loss on fair value of warrants	2,975	—	—	—	2,975	—
Non-capitalized cost of private placement	387	—	—	—	387	—
Gain on sale of discontinued operations, net of tax	—	—	(31,699)	—	(31,699)	—
Adjusted EBITDA	$(10,872)	$2,099	$2,759	$(1,835)	$(8,113)	$264

The following tables present a reconciliation of net income (loss) to Adjusted EBITDA for the nine months ended September 30, 2016 and 2015.

	Continuing		Discontinued		Consolidated

	Nine Months Ended September 30,

	2016	2015	2016	2015	2016	2015

	($ in thousands)
Net income (loss)	$(92,546)	$2,596	$40,551	$(2,119)	$(51,995)	$477
Interest expense, net	17,891	8,090	1,727	936	19,618	9,026
Depreciation, depletion and amortization	14,464	13,419	2,354	7,906	16,818	21,325
Provision for income taxes	29	286	19	215	48	501
EBITDA	(60,162)	24,391	44,651	6,938	(15,511)	31,329
Equity-based compensation expense	137	3,102	331	493	468	3,595
Write-down of sand inventory	5,394	—	—	—	5,394	—
Contract and project terminations	4,011	9,344	—	—	4,011	9,344
Provision for doubtful accounts	1,680	469	(469)	112	1,211	581
Accretion expense	89	80	—	—	89	80
Retirement of assets	209	102	67	8	276	110
Reduction in force	76	—	—	—	76	—
Other state and local taxes	1,435	1,564	295	249	1,730	1,813
Non-cash deferred lease expense	3,679	—	—	—	3,679	—
Unrealized loss on fair value of warrants	2,975	—	—	—	2,975	—
Non-capitalized cost of private placement	387	—	—	—	387	—
Gain on sale of Fuel business	—	—	(31,699)	—	(31,699)	—
Other adjustments allowable under our existing credit agreement	208	—	—	—	208	—
Adjusted EBITDA	$(39,882)	$39,052	$13,176	$7,800	$(26,706)	$46,852

The following table reconciles Consolidated Adjusted EBITDA to our operating cash flows for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30, 2016

	2016	2015	2016	2015

	($ in thousands)
Adjusted EBITDA	$(8,113)	$264	$(26,706)	$46,852
Non-cash interest expense, net	(4,682)	(2,826)	(13,671)	(7,635)
Non-cash income tax expense	(558)	(633)	(1,778)	(2,314)
Contract and project terminations - non-cash	25	68	—	(660)
Reduction in force	—	—	(76)	—
Write-down of sand inventory	—	—	(5,394)	—
Other adjustments allowable under our existing credit agreement	—	—	(208)	—
Fuel division selling expenses	679	—	—	—
Cost to retire assets	—	—	9	—
Non-cash deferred lease expense	(2,072)	—	(3,679)	—
Change in other operating assets and liabilities	(82)	5,777	23,668	6,320
Cash flows from operating activities:	$(14,803)	$2,650	$(27,835)	$42,563

Cash flows from investing activities:	$152,816	$(7,185)	$141,804	$(22,728)

Cash flows from financing activities:	$(141,166)	$7,182	$(134,834)	$(20,823)

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information about market risks for the nine months ended September 30, 2016, does not differ materially from that discussed under Item 7A of our Annual Report on Form 10-K for 2015.  Following the sale of the Fuel business, risks with respect to prices of refined fuels products and transmix, wholesale fuel and other feedstocks are no longer applicable to or continuing operations.
ITEM 4.                                                 CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended September 30, 2016 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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

Environmental Matters
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
Under the Restated Purchase Agreement, we agreed to indemnify Sunoco against these and any other environmental liabilities associated with the business and operations of the Fuel business prior to its sale, subject to certain exceptions. We have obtained an environmental insurance policy which, pursuant to the terms of the Restated Purchase Agreement, acts as the first recourse coverage for any pre-closing environmental liability asserted by Sunoco with our indemnification obligation being for any claims in excess of the insurance policy coverage or in the event a claim is denied under the insurance policy. Our management does not expect our environmental indemnification obligations pursuant to the Restated Purchase Agreement will have a material adverse effect on our future results of operations, financial position or cash flow.
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
Our common stock is currently listed on the NYSE. In the future, we may not be able to meet the continued listing requirements of the NYSE. As previously disclosed in our press release dated May 20, 2016 and our Notification of Late Filing on Form 12b-25 filed with the Securities and Exchange Commission on May 11, 2016, we were not able to file our Quarterly Report on Form 10-Q for the period ended March 31, 2016 in a timely manner. On May 17, 2016, we received a letter from the New York Stock Exchange Regulation, Inc. informing us that, as a result of our failure to timely file our Form 10-Q for the period ended March 31, 2016, we were subject to the procedures specified in Section 802.01E (SEC Annual Report Timely Filing Criteria) of the NYSE’s Listed Company Manual. We are in compliance with this NYSE requirement following the filing of our quarterly reports on Form 10-Q for the periods ended March 31, 2016 and June 30, 2016 on September 12, 2016. In addition, the continued listing requirements on the NYSE require, among other things; (i) that the average closing price of our common units be above $1.00 over 30 consecutive trading days and (ii) that our market capitalization be not less than $15 million over 30 consecutive trading days. If in the future we are unable to satisfy the NYSE criteria for continued listing, our common units would be subject to delisting. A delisting of our common units could negatively impact us by reducing the liquidity and market price of our common units, reducing the number of investors willing to hold or acquire our common units, which could negatively impact our ability to raise equity financing.
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
For the nine months ended September 30, 2016, we have incurred aggregate losses of $52.0 million. Our loss from continuing operations for the nine months ended September 30, 2016 was $92.5 million and our income from discontinued operations was $40.6 million. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the demand for our products, and the level of competition and general economic conditions. As we transition our business after the close of the sale of our Fuel business to operating solely in the frac sand industry, we expect a significant decrease in our revenues. Consequently, we expect to continue to incur operating losses and negative cash flow until we generate significant revenue from the sale of our continuing products.
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

2.1#
Amended and Restated Purchase and Sale Agreement, dated as of August 31, 2016, by and between Emerge Energy Services Operating LLC, Emerge Energy Services LP, Susser Petroleum Company LLC and Sunoco LP (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 7, 2016).

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

3.4
Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Emerge Energy Services LP, dated as of August 15, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 16, 2016).

3.5	Certificate of Limited Formation of Emerge Energy Services GP LLC (incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-187487).

3.6	Amendment to Certificate of Formation of Emerge Energy Services GP LLC (incorporated by reference to Exhibit 3.6 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-187487).

3.7
Amended and Restated Limited Liability Company Agreement of Emerge Energy Services GP, LLC, dated as of May 14, 2013 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 20, 2013).

10.1
Securities Purchase Agreement, dated as of August 8, 2016, by and between Emerge Energy Services LP and the Buyer listed therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 8, 2016).

10.2
Warrant to Purchase Common Units, dated August 15, 2016, by and between Emerge Energy Services LP and SIG Strategic Investments, LLLP (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 16, 2016).

10.3
Registration Rights Agreement, dated August 15, 2016, by and between Emerge Energy Services LP and Sig Strategic Investments, LLLP (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 16, 2016).

10.4
Amendment No. 11 to Amended and Restated Revolving Credit and Security Agreement, dated August 31, 2016, among Emerge Energy Services LP, as parent guarantor, the Borrowers party thereto, PNC Bank, National Association, as administrative agent and collateral agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 7, 2016).

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
#    Pursuant to Item 601(b)(2) of Regulation S-K, the Partnership agrees to furnish a copy of any omitted exhibit or schedule to the U.S. Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 2, 2016

EMERGE ENERGY SERVICES LP

By:	EMERGE ENERGY SERVICES GP LLC, its general partner

By:	/s/ Rick Shearer
Rick Shearer
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Deborah Deibert
Deborah Deibert
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

2.1#
Amended and Restated Purchase and Sale Agreement, dated as of August 31, 2016, by and between Emerge Energy Services Operating LLC, Emerge Energy Services LP, Susser Petroleum Company LLC and Sunoco LP (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 7, 2016).

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

3.4
Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Emerge Energy Services LP, dated as of August 15, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 16, 2016).

3.5	Certificate of Limited Formation of Emerge Energy Services GP LLC (incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-187487).

3.6	Amendment to Certificate of Formation of Emerge Energy Services GP LLC (incorporated by reference to Exhibit 3.6 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-187487).

3.7
Amended and Restated Limited Liability Company Agreement of Emerge Energy Services GP, LLC, dated as of May 14, 2013 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 20, 2013).

10.1
Securities Purchase Agreement, dated as of August 8, 2016, by and between Emerge Energy Services LP and the Buyer listed therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 8, 2016).

10.2
Warrant to Purchase Common Units, dated August 15, 2016, by and between Emerge Energy Services LP and SIG Strategic Investments, LLLP (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 16, 2016).

10.3
Registration Rights Agreement, dated August 15, 2016, by and between Emerge Energy Services LP and Sig Strategic Investments, LLLP (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 16, 2016).

10.4
Amendment No. 11 to Amended and Restated Revolving Credit and Security Agreement, dated August 31, 2016, among Emerge Energy Services LP, as parent guarantor, the Borrowers party thereto, PNC Bank, National Association, as administrative agent and collateral agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 7, 2016).

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

#    Pursuant to Item 601(b)(2) of Regulation S-K, the Partnership agrees to furnish a copy of any omitted exhibit or schedule to the U.S. Securities and Exchange Commission upon request.