Form 10-K
period 2016-12-31
Emerge Energy Services LP
filed 2017-03-01
CIK 1555177

Use these links to rapidly review the document
TABLE OF CONTENTS
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from        to

Commission File No.  001-35912

EMERGE ENERGY SERVICES LP
(Exact name of registrant as specified in its charter)

Delaware	90-0832937
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6000 Western Place, Suite 465, Fort Worth, Texas 76107	(817) 618-4020
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Units Representing Limited Partner Interests	New York Stock Exchange

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

Large-Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of June 30, 2016, the last business day of the registrant's second fiscal quarter of 2016, the aggregate market value of the registrant's common units held by non-affiliates of the registrant was $177,852,026 based on the closing price as reported on the New York Stock Exchange composite tape on that date.

As of February 23, 2017, 30,071,969 common units were outstanding.

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
mcf: One thousand cubic feet of natural gas.
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
On August 31, 2016, Emerge completed the sale of its Fuel business pursuant to an Amended and Restated Purchase and Sale Agreement, dated August 31, 2016 (the “Restated Purchase Agreement”), with Susser Petroleum Operating Company LLC and Sunoco LP (together, “Sunoco”). Sunoco paid Emerge a purchase price of approximately $167.7 million in cash (subject to certain working capital and other adjustments in accordance with the terms of the Restated Purchase Agreement), of which $14.25 million is placed into several escrow accounts to satisfy potential claims from Sunoco for indemnification under the Restated Purchase Agreement. Any escrowed funds remaining after certain periods of time set forth in the Restated Purchase Agreement will be released to Emerge, provided that no unsatisfied indemnity claims exist at such time.
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
We conduct our Sand operations through our subsidiary SSS. We believe that our subsidiary brand has significant name recognition and a strong reputation with our customers.
Our principal offices are located at 6000 Western Place, Suite 465, Fort Worth, Texas 76107.  Our telephone number is (817) 618-4020 and our website address is www.emergelp.com.
Business Strategies
During 2016, we took numerous steps to improve our financial position and lower our outstanding balance on the revolver.  In order to improve our competitive positioning and retain upside for the eventual recovery in the oil and gas cycle, we divested our Fuel business which helped reduce our debt burden. We recorded a gain of $31.7 million on the sale of the Fuel business and paid down $154.0 million of our outstanding borrowings under our revolving credit facility. Concurrently, we restructured our amended and restated revolving credit and security agreement (as amended, the “Credit Agreement”) among Emerge Energy Services LP, as parent guarantor, each of its subsidiaries, as borrowers (the “Borrowers”), and PNC Bank, National Association, as administrative agent and collateral agent (the “agent”), and the lenders thereto to align our balance sheet and covenants to our needs.

On August 8, 2016, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor (the “Purchaser”) to issue and sell to the Purchaser in a private placement (the “Private Placement”) an aggregate principal amount of $20 million of our Series A Preferred Units (the “Preferred Units”) and a warrant (the “Warrant”) that may be exercised to purchase common units (the “Warrant Units”) representing limited partner interests in the Partnership. The net proceeds of $18.4 million were used to repay outstanding borrowings under our revolving credit agreement.
In November 2016, we completed a public offering of 3,400,000 of our common units at a price of $10.00 per unit and granted the underwriters an option to purchase up to an additional 510,000 common units, which the underwriter exercised in full. The offering closed on November 23, 2016. We received proceeds (net of underwriting discounts and offering expenses) from the offering of approximately $36.9 million. The net proceeds from this offering was used to repay outstanding borrowings under our revolving credit agreement.
During 2016, we completed negotiations with various railcar lessors pursuant to which we terminated a future order of railcars, deferred future railcar deliveries and reduced and deferred payments on existing leases. We have negotiated, and continue to negotiate, price concessions and purchase commitment concessions from our major vendors, such as railcar lessors, rail transportation providers, mine operators, transload facilities operators, and professional services providers.
The primary components of our business strategy are:

•
Focus on profitability and improving financial condition. We are applying financial discipline to all aspects of our business with the primary goals of reducing costs, minimizing capital expenditures, restructuring our long-term lease and purchase commitments, realigning our human resource capital, idling our higher costs plants when necessary, and accelerating the introduction of technology-based sand products that could improve our financial performance. These strategy efforts include, but are not limited to:

•	minimizing the overall cost of sand sold by finding the lowest cost combinations of sand source, production location and transportation providers wherever possible;

•
continuing to negotiate price concessions and purchase commitment concessions from our major vendors, such as railcar lessors, rail transportation providers, mine operators, transload facilities operators, and professional services providers (we completed several railcar lease and transload agreement restructurings during 2016);

•	demonstrating, through field trials and sales, the value proposition of our Self-Suspending Sand, SandMaxX™, which we also believe will result in higher profit margins.

•
Capitalize on the current market recovery. After oil and gas prices stabilized in the second half of 2016, North American onshore oil and gas producers have publicly communicated plans to substantially increase drilling and completion activity in 2017. A corresponding rebound in frac sand consumption will be needed in the energy services supply chain, and we plan on growing our business in 2017 through the market’s recovery and by increasing our market share. We are strategically ramping up utilization of our mines and dry plants to meet the higher demand projected for 2017 while also recovering price concessions made during the downturn in 2015 and 2016.

•
Optimize existing assets.  We intend to focus on efforts that complement our existing asset base or provide attractive returns in new geographic areas or business lines.  We have three Northern White dry plant facilities located in Wisconsin and an additional dry plant facility located in Kosse, TX. To reduce costs in 2016, we temporarily idled some of our higher cost operations in Wisconsin, and these plants are back in operation in 2017. If demand for our products continues to improve as it did during the second half of 2016, we are currently ramping up utilization of our mining and production operations in 2017 to meet customers’ orders.

•
Introduce new products serving our core end users.  We intend to increase our presence and market share in frac sand end markets that we believe are poised for growth.  In September 2015, we introduced a unique, technically advanced proppant to the oil and gas industry and began selling the product in 2016. This dustless proppant, brand named SandGuard™, improves the handling, in-basin management, and job-site implementation of the hydraulic fracturing of oil and gas wells.  Silica sands can potentially release dust particles into the air that are harmful to personnel when exposed in large quantities, so mechanical dust collection systems act to remove silica dust from the workplace. Our SandGuard™ dustless product eliminates the need for expensive dust collection systems at the wellsite or at a transload terminal. With a SandGuard™ treatment facility in Barron County, Wisconsin, we have the ability to enhance the already strong qualities of its Northern White silica sand with the protective coating to help create a safer work environment for our customers’ employees.

In November 2015, we acquired 11 patents and other intellectual property assets from AquaSmart Enterprises LLC for their Self-Suspending Sand technology. The product brand is marketed as SandMaxX™. While subject to ongoing field testing that began in 2016 and data validation, this new technology offers the potential to increase productivity and completion efficiencies in oil and gas wells while improving pump time, and well site economics. At our Barron dry plant, we have a pilot production circuit capable of producing in excess of 175,000 tons per year of SandMaxX™ product. This pilot production circuit uses proprietary and patented technology to coat all grades of standard frac sand. SandMaxX™ was pumped downhole in 26 different trial wells during 2016, and while the early results appear favorable, we are working closely with our customers to confirm and document actual well performance data in addition to comparing the results against wells completed with regular sand. Our plans for constructing a commercial scale coating plant depend upon the successful completion of the field trial testing and achieving market acceptance of the product.

•
Focus on customer contracts.  We are constantly working to secure or renew long-term take-or-pay, fixed-volume, and efforts-based contracts with existing and new customers in order to cover the substantial majority of our production capacity. In 2016, total sales to customers under long-term contracts, including efforts-based, fixed-volume, and take-or-pay arrangements, accounted for 62% of our sand sales volumes.  As of December 31, 2016, we had 6.4 million tons under long-term contract, primarily efforts-based arrangements, with a weighted average remaining of approximately four years.

•
Capitalize on industry fundamentals.  The demand for frac sand decreased in 2015 and the first half of 2016 as North American drilling activity declined in response to falling oil and gas prices.  Rig count reductions were partially offset by a higher number of wells drilled per operating rig and an increase in sand intensity per well drilled or completed.  After nearly two years of declining oil and gas prices beginning in the middle of 2014, the prospects for the oil and gas industry improved in the second half of 2016 as production declines and planned production cuts from the Organization of the Petroleum Exporting Countries (“OPEC”) helped to stabilize energy prices. We believe that the frac sand industry is poised to grow in 2017, and we continue to believe the frac sand market offers attractive long-term growth fundamentals.

•
Grow business through strategic and accretive business or asset acquisitions.  Financial performance and condition permitting, we plan to selectively pursue accretive acquisitions in our areas of operation that we believe will allow us to realize operational efficiencies by capitalizing on our existing infrastructure, personnel and commercial relationships in energy services, and we may also seek acquisitions in new geographic areas or complementary business lines.  In December 2015, we acquired the rights to mine high quality northern white silica sand reserves in Jackson County, Wisconsin.  We have not engaged an expert to assess the volume and quality of these sand reserve rights. This transaction not only provides us with future access to high quality sand reserves, but also strengthens our position in the marketplace with a leading pressure pumper across a number of shale plays in North America.  We currently do not have plans to develop this property in the immediate future.

•
Distributions.  While Amendment No. 11 to the Amended and Restated Revolving Credit and Security Agreement limits our ability to make distributions to our unitholders, our board of directors of our general partner remains committed to resuming distributions as our financial condition allows.

Competitive Strengths
We believe that we are well positioned to successfully execute our business strategies because of the following competitive strengths:

•
High quality, strategically located assets.  We currently operate several scalable frac sand production facilities in and around Barron County, Wisconsin and Kosse, Texas.  Our facilities in Wisconsin are supported by approximately 76.9 million tons of proven recoverable sand reserves and our facility in Texas is supported by approximately 27.1 million tons of proven recoverable sand reserves.  We believe that our Wisconsin and Texas reserves provide us access to a balanced amount of coarse sand (16/30, 20/40, and 30/50 mesh sands) and fine sand (40/70 and 100 mesh) compared to other frac sand producers.  Our sample boring data and production data indicated that our Wisconsin reserves contain deposits of nearly 35% 40 mesh or coarser substrate, with our Barron reserves being comprised of more than 60% 50 mesh or coarser substrate.  Our mine deposits in Wisconsin can be targeted to extract finer grades when the market dictates such demand is wanted, as is the current trend.  Also, our Kosse, TX operation primarily consists of fine sand product, which affords us significant flexibility of serving our customers with their desired product type needs.

•
Logistics. The logistics capabilities of our Wisconsin facilities enable us to serve the major United States and Canadian oil and natural gas producing basins, as well as provide us with economical access to Mexico and South America.  Our New Auburn facility is connected to a rail line owned by Union Pacific, and our Barron facility is connected to the Canadian National rail line.  Between our two Wisconsin rail yards, we have storage space for approximately 1000 railcars.  Our Baron and New Auburn dry plant facilities can accommodate unit trains. As of December 31, 2016, we had a total of 5,573 railcars in our fleet, including 287 dedicated customer cars and 5,286 railcars under lease with a weighted average remaining term of 5.2 years.  As of December 31, 2016, we had 14 transload facilities in North America, each of which is positioned to serve a number of our target markets.

•
Competitive operating cost structure.  We believe that our operations are characterized by an overall low cost structure which allows us to capture attractive margins in the industries in which we operate.  Our low cost structure is a result of the following key attributes:

•	close proximity of our silica sand reserves to our processing plants, which reduces operating costs;

•	expertise in designing, building, maintaining and operating advanced frac sand processing, storage and loading facilities;

•	a large proportion of the costs we incur in our production of sand are only incurred when we produce saleable frac sand;

•	open dialogue with key vendors allowing for cost reduction in down markets;

•	proximity to major sand and logistics infrastructure, minimizing transportation and fuel costs, and headcount needs;

•	competitive mineral royalty expenses;

•	enclosed dry plant operations which allow full run rates during winter months, thereby increasing plant utilization; and

•	a diversified and growing customer base spread across nearly every major shale play in North America.
In addition to these capabilities, we have taken a number of proactive steps to further lower our operating costs, including upgrading equipment at our Kosse, Texas facility, refining our mining techniques at our Barron county mines and wet plants. We began using new lower cost mining techniques at two of our Wisconsin mines in the third quarter of 2015, and introduced these techniques to our Kosse mine in July 2016. We also introduced new processing techniques at our Kosse plant in the third quarter of 2015 that allowed us to inexpensively extract significant amounts of saleable frac sand from previously mined and discarded waste streams.

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

•
Experienced management team with industry specific operating and technical expertise.  Our senior management team has extensive industry experience in managing and operating industrial mineral production facilities.  They have managed numerous frac sand mining and processing plants, successfully led acquisitions in the industry and developed multiple greenfield industrial mineral processing facilities.  We believe that our customers value our commitment to customer service, our reliable delivery, and our focus on high-quality product.

Sand Business
Our Sand business mines, processes and distributes high quality silica sand, a key input for the hydraulic fracturing of oil and gas wells.  Our Wisconsin facilities consist of three dry plants located in Arland, Barron and New Auburn, Wisconsin with a total permitted capacity of 6.3 million finished tons per year, and five wet plants and mine complexes that supply the dry plants with Northern White silica sand, which we believe is the highest quality raw frac sand available.  We also have a fourth dry plant in Kosse, Texas, with a capacity of 600,000 tons per year that is supplied by a separate mine and wet plant that processes local Texas sand.  As of December 31, 2016, we also had 14 transload facilities located throughout North America in the key basins where we deliver our sand, as well as a fleet of 5,573 railcars.
Our Sand business experienced rapid growth from 2011 to 2014 due to technological advances in horizontal drilling and the hydraulic fracturing process that have made the extraction of large volumes of oil and natural gas from domestic unconventional hydrocarbon formations economically feasible.  Demand for frac sand decreased during 2015 and 2016 as a result of the industry downturn, but we saw early signs of a recovery near the end of 2016. We believe that the premium geologic characteristics of our Wisconsin sand reserves, the strategic location of our sand mines, our location on multiple Class One rail lines, our extensive transload and logistics network, the industry experience of our senior management team, and the reputation that SSS has with our customers position us as a highly attractive source of frac sand to the oil and natural gas industry.
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
Our frac sand facilities are located in Barron County and Chippewa County, Wisconsin and Kosse, Texas.  Based on the reports of third-party independent engineering firms, we have approximately 104.0 million tons of proven recoverable reserves.  We are currently capable of producing up to 8.8 million tons and 6.9 million tons of wet and dry sand per year, respectively, from our current facilities.  We believe that the coarseness, conductivity, sphericity, acid-solubility, and crush-resistant properties of our Wisconsin reserves and our facilities' connectivity to rail and other transportation infrastructure afford us an advantage over our competitors and make us one of a select group of sand producers capable of delivering high volumes of frac sand that is optimal for oil and natural gas production to all major unconventional resource basins currently producing throughout North America and abroad.
Our Wisconsin sand reserves give us access to a range of high-quality sand that meets or exceeds all API specifications and includes a mix between concentrations of coarse grades (16/30, 20/40 and 30/50 mesh sands) and finer grades (40/70 and 100 mesh).  While our Wisconsin reserves provide us access to a high amount of coarse sand compared to other Northern White deposits located in Wisconsin's Jordan, St. Peter, and Wonewoc formations, we have the ability to target certain locations in our deposits to obtain finer sands.  Our sample boring data and our historical production data have indicated that our Wisconsin reserves contain deposits of nearly 35% 40 mesh or coarser substrate, with our FLS, Church Road, LP Mine and Thompson Hills reserves being comprised of more than 60% 50 mesh or coarser substrate.  We are also one of a select number of mine operators that can offer commercial amounts of 16/30 mesh sand, the coarsest grade of widely-used frac sand on the market. Our Wisconsin dry plants are fully enclosed, which means that we are capable of running year-round, regardless of the weather.  Under normal market conditions, we operate our Wisconsin plants with work crews of four to six employees.  These crews work 40-hour weeks, with shifts between eight and twelve hours, depending on the employee's function.  Because raw sand cannot be wet-processed during extremely cold temperatures, we typically mine and wet-process frac sand eight months out of the year at our Wisconsin locations.
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
The following table provides information regarding our frac sand production facilities as of December 31, 2016.

Wet Plant Location (1)	Proven Recoverable Reserves (Millions of Tons) (2)	Lease Expiration Date (3)	Annual Plant Capacity (Thousands of Tons)	2016 Production (Thousands of Tons)
Auburn	15.5	March 2036	2,000	—
Thompson Hills	40.9	December 2037	1,600	498
FLS Mine	10.3	July 2037	1,200	358
Church Road	5.3	N/A	1,200	—
LP Mine	4.9	March 2038	1,200	581
Kosse, TX	27.1	N/A	1,600	228

Dry Plant Location (1)	On-site Railcar Storage Capacity (4)	Annual Plant Capacity (Thousands of Tons)	2016 Production Volumes (Thousands of Tons)
Arland	N/A	2,500	186
Barron	650 cars	2,400	1,588
New Auburn	420 cars	1,400	352
Kosse, TX	N/A	600	140

(1)	All facilities are located in Wisconsin, except for our Kosse facility.

(2)
Reserves are estimated as of December 31, 2016 by third-party independent engineering firms based on core drilling results and in accordance with the SEC’s definition of proven recoverable reserves and related rules for companies engaged in significant mining activities and represent marketable finished product.

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
We categorize our reserves as proven recoverable in accordance with SEC definitions and have further limited the definition to apply only to sand reserves that we believe could be extracted at an average cost that is economically feasible. According to such a definition, we estimate that we had a total of approximately 104 million tons of proven recoverable mineral reserves as of December 31, 2016. The quantity and nature of the mineral reserves at each of our properties are estimated first by third-party geologists and mining engineers and we internally track the depletion rate on an interim basis. Cooper Engineering Company, Inc. prepared estimates of our proven mineral reserves at our Wisconsin mine locations, while Westward Environmental, Inc. prepared estimates of our proven mineral reserves at our Kosse facility, each as of December 31, 2016. Our external geologists and engineers update our reserve estimates annually, making necessary adjustments for operations at each location during the year and additions or surveying, drill core analysis and other tests to confirm the quantity and quality of the acquired reserves.
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
New Auburn
Our New Auburn wet plant can process up to 2 million tons of wet sand per year.  It is located in Chippewa County, Wisconsin, 12 miles from our New Auburn dry plant, to which we have year-round trucking access.  The mine site consists of approximately 418 acres adjacent to our New Auburn wet plant. The site contains 15.5 million tons of proven recoverable sand reserves.
In 2011, we awarded Fred Weber, Inc. (“Fred Weber”) a five-year contract for the entirety of our Auburn mining operations and for a portion of our wet processing needs at that facility.  Under this contract, Fred Weber financed and built the wet plant at our Auburn facility.  We amended and extended this contract on January 1, 2015, which now expires in December 31, 2021. Fred Weber now mines the sand reserves, creates stockpiles of washed sand, and maintains the plant and equipment at Auburn. We agreed, under a take-or-pay arrangement, to purchase 500,000 tons of washed sand from Fred Weber each year that the plant is in operation.  We pay Fred Weber a set price per ton of washed sand, subject to adjustments each operational year for diesel prices, the quality of the sand mined, and the quantity of sand purchased.  During the term of the agreement Fred Weber will own the wet plant along with the equipment and other temporary structures used for mining on the property.  At the end of the term of the agreement or following a default under the contract by Fred Weber, we have the right to take ownership of the wet plant and other mining equipment without charge.  Subject to certain conditions, ownership of the plant and equipment will transfer from Fred Weber to us at the expiration of the term. The contract was suspended for the year ended December 31, 2016. During the suspension period, we were responsible for mine upkeep and maintenance. The contract resumed on January 1, 2017.

Thompson Hills
Our Thompson Hills wet plant can process up to 1.6 million tons of wet sand per year.  It is located 15 miles from our New Auburn dry plant and 26 miles from our Barron dry plant.  The mine site is situated on 580 acres and consists of a series of seven leases in Barron County, Wisconsin. The site contains 40.9 million tons of proven recoverable sand reserves.
We completed construction of the mine and wet plant in September 2014.  We incorporated two features into the wet plant that we believe provide the plant with higher quality sand within a more environmentally sound footprint.  The first is that we wash our sand both before and after we run the wet sand through the hydrosizer.  The resulting sand has turbidity that is the lowest of any wet plant with which we are familiar, which results in less fugitive dust both at our facilities and at the drilling site for our customers.  The second is that we separate our fines and other unusable material without the use of settling ponds, which enables us to use less water in our wet plant. Hydraulic mining was implemented at this site during the third quarter of 2015, reducing our mining costs.
FLS mine
Our FLS wet plant can process up to 1.2 million tons of wet sand per year.  It is located 12 miles from our Barron dry plant.  The mine site is situated on 364 acres and consists of a series of five adjacent mineral deposits in Barron County, Wisconsin. The site contains 10.3 million tons of proven recoverable sand reserves.
Church Road
Our Church Road wet plant can process up to 1.2 million tons of wet sand per year.  It is located less than one mile from our Arland dry plant.  The mine site is situated on 130 acres. The site contains 5.3 million tons of proven recoverable sand reserves.
LP Mine
Our LP wet plant can process up to 1.2 million tons of wet sand per year.  It is located 2 miles from our Arland dry plant.  The mine site is situated on 145 acres. The site contains 4.9 million tons of proven recoverable sand reserves.  Hydraulic mining was implemented at this site during the third quarter of 2015.
Kosse
We own the mineral rights to a 225 acre mineral deposit located in Kosse, Texas, adjacent to our Kosse dry plant.  The deposit has a minimum silica content of approximately 99% and controlling attributes that include sand grain crush strength and size distribution. As of December 31, 2016, the Kosse mineral deposit contained 27.1 million tons of proven recoverable reserves which we process into a high-quality, 100 mesh frac sand.  The wet plant at our Kosse facility is capable of producing up to 1.6 million tons of wet sand per year.  We are not obligated to make royalty payments in connection with our mining operations at this location.  We use heavy equipment to mine sand from the open-pit. We introduced hydraulic mining techniques to our Kosse mine in 2016.
Future Projects
In December 2015, we acquired the rights to mine high quality northern white silica sand reserves in Jackson County, Wisconsin from a subsidiary of Performance Technologies, L.L.C (“PTL”), which is wholly-owned by Seventy Seven Energy Inc. (NYSE: SSE). We have not engaged an expert to assess the volume and quality of these sand reserve rights. The assets acquired include certain owned and leased land, sand deposit leases and related prepaid royalties, and transferable mining and reclamation permits.  This transaction strengthens our position in the marketplace with a leading pressure pumper across a number of shale plays in North America.  In consideration for the assets, PTL and SSS amended and restated the existing supply agreement between the parties and entered into a new sand purchase option agreement that provides PTL with a market-based discount on sand purchased from SSS. Under the new agreements with PTL, SSS has the option to supply the contracted tons from its existing footprint of northern white sand operations or construct a new sand mine and dry plant in Jackson County, Wisconsin.  We currently do not have plans to develop this property in the near future.
Dry Plant Facilities
Arland
Our Arland dry plant is located in the township of Arland in Barron County, Wisconsin on 22 acres that we own.  The facility is located on a county road, which gives us year-round trucking access, and is situated 11 miles from our Barron facility, and 37 miles from our New Auburn facility.  Our Arland dry plant is an enclosed facility that has a rated production capacity of 8,800 tons per day year-round and regardless of weather conditions.  Our current air permit allows us to produce up to 3.5 million tons per year of finished product.  The facility has a 300 ton per hour natural gas fired rotary dryer as well as twelve high capacity gyratory mineral separators, or (“screeners”), that are capable of producing up to 2.5 million tons per year.  Our finished product is transported via truck to one of our dry plant facilities with rail access or to a third-party rail loadout facility located in Minnesota.

For the year ended December 31, 2016, our Arland facility produced approximately 0.2 million tons of Northern White frac sand. In January 2016, we temporarily idled the Arland plant due to the challenging market conditions and higher cost structure as compared to our other dry plants. However, we resumed consistent production in October 2016, and the plant was operating at a high level of utilization to start 2017.
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
For the year ended December 31, 2016, our Barron facility produced 1.6 million tons of Northern White sand.
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
For the year ended December 31, 2016, our New Auburn facility produced 0.4 million tons of Northern White sand. We idled the facility periodically during 2016 but resumed consistent production in October 2016, and the plant was operating at high levels to start 2017.
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
For the year ended December 31, 2016, our Kosse facility produced approximately 140,000 tons of frac sand.
Transportation Logistics and Infrastructure
We sell our sand both free-on-board (“FOB”) at our plants as well as at transload facilities that are closer to the wellhead.  As the frac sand market has evolved, the point of sale between producers and purchasers of frac sand continues to move away from the FOB plant model and closer to the wellhead.  For the year ended December 31, 2016, we sold approximately 43% of our sand FOB plant and 57% FOB transload.  At our Kosse, Texas plant, orders are picked up by truck because most orders are transported

200 miles or less from our plant site.  Because nearly all product from our Wisconsin plants is transported in excess of 200 miles and transportation costs typically represent more than 50% of our customers' overall cost for delivered Northern White sand, the majority of our Wisconsin shipments are transported by rail to a transload and storage location in close proximity to the customer's intended end use destination.
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
Transload Facilities
Due to limited storage capacity at or near the wellhead, our customers generally find it impractical to store frac sand in large quantities immediately near their job sites.  We can service manifest rail deliveries or unit train shipments and minimize product fulfillment lead times through the simultaneous handling of multiple customers' railcars. In order to continue to service the customer closer to the wellhead, we have assembled a network of transload facilities within a number of the major basins that we serve. Below is a summary of the transload sites that we operate out of as of December 31, 2016.

Transload Location by Basin	Transload Sites as of December 31, 2016	Transload Sites Capable of Receiving Unit Trains	2016 Volume Sold (Thousands of Tons)
Bakken Shale	1	1	181
Barnett Shale	1	—	1
Eagle Ford Shale	1	1	187
Haynesville Shale	1	1	3
Marcellus / Utica Shales	1	1	66
Mid-Continent Basin	1	1	118
Permian Basin	4	2	437
Western Canadian Sedimentary Basin	3	—	188
Export to South America	1	—	6
Total tons sold through transloads active at December 31, 2016	14	7	1,187
Tons sold through transloads not active at December 31, 2016			53
Tons sold through transloads in 2016			1,240
As of December 31, 2016, we had a total of 5,573 railcars in our fleet, including 287 railcars that are owned or leased by our customers but dedicated to us, and 5,286 railcars that we lease with a weighted average remaining term of 5.2 years.
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
Fuel Business
The Fuel business consisted of our facilities located in the Dallas-Fort Worth metropolitan area and in Birmingham, Alabama, which were operated by Direct Fuels and AEC, respectively.  Through this business, we acquired and processed transmix, which is a blend of different refined petroleum products that have become co-mingled in the pipeline transportation process, sold wholesale petroleum products; provided third-party terminaling services, and provided other complementary products and services.  In these two markets, we were able to offer our customers gasoline and diesel at market rates, 24 hours a day, seven days a week. On August 31, 2016, we completed the sale of our Fuel business. Therefore, the results of operations of the Fuel business have been classified as discontinued operations for all periods presented. A selected summary of our volumes for the year ended December 31, 2016 follows:

Plant Location	Fuel From Transmix Sold	Wholesale Fuel Volume Sold	Terminal Throughput Volume

	(Volumes in thousands of gallons)

Dallas-Fort Worth, TX	37,213	11,869	45,532
Birmingham, AL	31,113	85,228	37,321
In our transmix business, we acquired transmix from terminal operators and others, which was delivered by pipeline or truck to our facilities.  We then processed the transmix into refined products such as conventional gasoline and low sulfur diesel, which we sold over our truck loading rack to third party distributors as well as off-road customers such as railroad, and marine operators. We structured our transmix purchase agreements to capture a stable margin, as the price differential between the indices at which we purchased transmix supply and the sales price of the corresponding refined product.  While our transmix purchase agreements were designed to capture a stable margin at the time of purchase, the final sales price was subject to daily fluctuations in fuel prices, and this holding period risk affected our profitability.  We sought to partially mitigate the holding period risk by hedging a portion of our inventories.
In our wholesale fuel business, we purchased fuel that was delivered to our tanks via pipeline, which we then subsequently sold over our truck loading rack.  At our Birmingham facility, we received refined fuels on pipelines operated by Plantation Pipeline, and Colonial Pipeline.  We had shipper status on the Plantation line, but our space allocation was limited to one cycle per month. At our Dallas-Fort Worth facility, we received refined fuels and transmix on two lines operated by Explorer Pipeline Company, and we were connected to an independent refiner via a private pipeline.  Our average holding period for transmix and wholesale gallons was 7-10 days, which served to minimize, but not eliminate, the effects of daily fluctuations in fuel price.
In our terminaling business, we leased our terminal space to third parties who used our facilities to store refined petroleum products. We were able to charge customers for the storage, intake, and/or outtake of refined products.  We also had injection additive systems that allowed us to sell branded gasoline.
Other services included blending of renewable fuels into petroleum products, the manufacturing of biodiesel at our Birmingham facility and certain reclamation services, which consisted primarily of tank cleaning services.  We were also are a net producer of Renewable Identification Numbers, or RINs, which we sold to reduce our cost of goods sold.
Customers
We sell substantially all of our sand to customers in the oil and gas proppants market.  Our customers include major oilfield services companies as well as exploration and production companies that are engaged in hydraulic fracturing.  Sales to the oil and gas proppants market comprised approximately 99% of our total Sand business sales in 2016. For the years ended December 31, 2016 and 2015, our top two customers, EP Energy Corporation and Performance Technologies, LLC, collectively accounted for approximately 51% and 27%, respectively, of our total revenues for continuing operations.
In 2016, total sales to customers under long-term contracts, including take-or-pay, fixed-volume, and efforts-based contracts, accounted for 62% of our total Sand business sales.  As of December 31, 2016, we had 6.4 million tons under long-term contract with a weighted average remaining term of four years.

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
Suppliers and Service Providers
We have engaged Fred Weber to mine and process wet sand at our New Auburn wet plant facility under a contract that expires at the end of 2021, at which time title and operations of the facility will revert to us.  Fred Weber has mined and processed wet sand at New Auburn since we commenced operations in 2011.  In 2015, the Weber contract was suspended until January 1, 2017.  In July 2014, we closed on the acquisition of Midwest, which had been a supplier to us prior to the acquisition. During 2014, we purchased wet sand from other third parties in order to ensure sufficient wet sand for our dry plant operations. We did not purchase any third party wet sand outright in the fiscal year ended December 31, 2015. In 2016, we selectively purchased raw sand in order to supplement our supply during the winter months, or where there was demand for a particular grade that exceeded our capacity to produce. We will continue to consider such purchases in the future where it helps us better serve customers, and the economics make sense for us financially.
Competition
The frac sand market is a highly competitive market that is comprised of a small number of large, national producers, which we also refer to as “Tier 1” producers, and a larger number of small, regional, or local producers.  Competition in the frac sand industry has increased from 2011 to 2014 due to favorable pricing and demand trends, and we expect competition to increase in the future. Suppliers compete based on price, consistency, quality of product, site location, distribution capability, customer service, reliability of supply, breadth of product offering and technical support.
Based on management's internal estimates, we believe we were one of the five largest producers of frac sand in 2016 by production capacity and sales volumes, together with FMSA Holdings, Inc., Hi-Crush Proppants LLC, U.S. Silica Holdings, Inc., and Unimin Corporation.  In recent years there has also been an increase in the number of small producers servicing the frac sand market due to increased demand for hydraulic fracturing services and related proppant supplies.  Demand trends up until the end of 2014 attracted new frac sand supply which softened pricing for most products in light of recent demand trends in the North American oil and natural gas industry. We believe, however, that the relative inexperience of many management teams operating in the frac sand industry coupled with the costs, length of time and operational challenges associated with identifying attractive frac sand reserves, obtaining necessary permits and regulatory approvals and constructing a sand processing facility will prevent these smaller competitors from prospering in the long-run.  Further, the large capital outlay required to develop a national logistics network is a barrier to entry in a regular market environment.  We believe that industry consolidation and the exit from the market by less successful competitors will occur in the near-term and should benefit the pricing environment for SSS and the remaining frac sand producers.
Seasonality
At our Sand operations, it is challenging to process raw sand during sub-zero temperatures; therefore, frac sand is typically water-washed only eight months of the year at our Wisconsin operations.  This results in a seasonal build-up of inventory as we excavate excess sand to build a stockpile to feed the dry plant during the winter months, causing the average inventory balance to increase from a few weeks in early spring to more than 100 days in early winter.  These seasonal variations in inventory balance affect our cash flow.  We may also sell frac sand for use in oil and gas basins where severe winter weather conditions may curtail drilling activities, and, as a result, our sales volumes to those areas may be adversely affected.  For example, we could experience a decline in both volumes sold and income for the second quarter relative to the first quarter each year due to seasonality of frac sand sales into western Canada because sales volumes are generally lower during April and May due to limited drilling activity resulting from that region's annual thaw.
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
We do not believe that compliance with federal, state or local environmental laws and regulations will have a material adverse effect on our business, financial position or results of operations or cash flows. However, we cannot assure that future events, such as changes in existing laws or enforcement policies, the promulgation of new laws or regulations or the development or discovery of new facts or conditions adverse to our operations will not cause us to incur significant costs. The following is a discussion of material environmental and worker health and safety laws that relate to our operations.
Air emissions.    Our operations are subject to the Clean Air Act, as amended (the “CAA”), and comparable state and local laws restrict the emission of air pollutants from many sources and also impose various monitoring and reporting requirements. Compliance with these laws and regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air emissions permit requirements or utilize specific equipment or technologies to control emissions. Obtaining air emissions permits has the potential to delay the development or continued performance of our operations. Over the next several years, we may be required to incur certain capital expenditures for air pollution control equipment or to address other air emissions-related issues such as, by way of example, the capture of increased amounts of fine sands matter emitted from produced sands. In addition, air permits are required for our frac sand mining operations that result in the emission of regulated air contaminants. These permits incorporate the various control technology requirements that apply to our operations and are subject to extensive review and periodic renewal. Any future changes to existing requirements, non-compliance, or failure to maintain necessary permits or other authorizations could require us to incur substantial costs or suspend or terminate our operations.
On August 16, 2012, the EPA published final rules that establish new air emission controls and practices for oil and natural gas production wells, including wells that are the subject of hydraulic fracturing operations and natural gas processing operations. The EPA later updated the storage tank standards on August 5, 2013 to phase in emission controls more gradually. In May 2016, the EPA finalized additional regulations to control emissions of methane and volatile organic compounds from the oil and natural gas sector. Compliance with these rules could result in significant costs to our customers, which may have an indirect adverse impact on our business.
There can be no assurance that future requirements compelling the installation of more sophisticated emission control equipment would not have a material adverse impact on our business, financial condition, or results of operations.
Our Fuel business, which we sold in 2016, was subject to additional regulations under the Clean Air Act and analogous state laws and regulations. For example, facilities that emit volatile organic compounds or nitrogen oxides face increasingly stringent regulations, including requirements to install various levels of control technology on sources of pollutants. The petroleum processing sector is subject to stringent and evolving EPA and state regulations that establish standards to reduce emissions of certain listed hazardous air pollutants. In October 2015, the EPA finalized a more stringent ozone National Ambient Air Quality Standard, which could result in the adoption of more stringent regulations by the Texas Commission on Environmental Quality. The CAA authorizes the EPA to require modifications in the formulation of the refined transportation fuel products that we manufactured in order to limit the emissions associated with the fuel product’s final use. Further, the CAA requires an increasing percentage of vehicle fuels to come from renewable sources, including biodiesel. Compliance with these and related laws and regulations did not have a material adverse effect on our operations or financial position.
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
Independent of Congress, the EPA has adopted regulations controlling GHG emissions under its existing authority under the CAA. For example, the EPA has adopted rules requiring the reporting of GHG emissions in the United States for emissions from specified large GHG emission sources. The EPA also has adopted rules establishing construction and operating permit requirements for certain large stationary sources of GHG emissions that are already potential major sources of criteria pollutants .
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
Further, in December 2015, over 190 countries, including the United States, reached an agreement to reduce global greenhouse gas emissions. The agreement entered into force in November 2016 after more than 70 countries, including the United States, ratified or otherwise consented to be bound by the agreement. To the extent the United States or any other country implement this agreement or impose other climate change regulations on the oil and gas industry, it could have an adverse direct or indirect effect on our business.
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
Safe Drinking Water Act.   Although we do not directly engage in hydraulic fracturing activities, our customers purchase our frac sand for use in their hydraulic fracturing operations. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into the formation to stimulate gas production. Legislation to amend the Safe Drinking Water Act (the “SDWA”) to repeal the exemption for hydraulic fracturing from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process have been proposed in recent sessions of Congress. We cannot predict whether any such legislation will ever be enacted and, if so, what its provisions would be. Scrutiny of hydraulic fracturing activities continues in other ways, with the EPA having released a final report regarding the impacts of hydraulic fracturing on drinking water resources in 2016. The report concluded that certain activities associated with hydraulic fracturing may impact drinking water resources under certain circumstances. In addition, the U.S. Department of Energy released a series of recommendations for improving the safety of the process in 2011. Further, the EPA and the U.S. Department of the Interior (the “DOI”) have adopted new regulations for certain aspects of the process. For example, the EPA finalized effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing. The DOI adopted rules that require disclosure of chemicals used in hydraulic fracturing activities upon federal and Indian lands and also would strengthen standards for well-bore integrity and the management of fluids that return to the surface during and after fracturing operations on federal and Indian lands (although implementation of this rule has been stayed pending the resolution of legal challenges). At the state level, some states, including Texas, have adopted, and other states are considering adopting, legal requirements that could impose more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing activities. If additional levels of regulation and permits were required through the adoption of new laws and regulations at the federal or state level, that could lead to delays, increased operating costs and process prohibitions that could make it more difficult to complete natural gas wells in shale formations, increasing our customers' costs of compliance and doing business and otherwise adversely affect the hydraulic fracturing services they perform, which could negatively impact demand for our frac sand products. In addition, heightened political, regulatory and public scrutiny of hydraulic fracturing practices could potentially expose us or our customers to increased legal and regulatory proceedings, and any such proceedings could be time-consuming, costly or result in substantial legal liability or significant reputational harm. Any such developments could have a material adverse effect on our business, financial condition and results of operations, whether directly or indirectly. For example, we could be directly affected by adverse litigation involving us, or indirectly affected if the cost of compliance limits the ability of our customers to operate in the geographic areas we serve.
Solid waste.    The Resource Conservation and Recovery Act, as amended (the “RCRA”), and comparable state laws control the generation, storage, treatment, transfer and disposal of hazardous and non-hazardous waste. The EPA and various state agencies have limited the approved methods of disposal for these types of wastes. In the course of our operations, we generate waste that may be regulated as non-hazardous wastes or even hazardous wastes, obligating us to comply with applicable RCRA standards relating to the management and disposal of such wastes.

Site remediation.    The Comprehensive Environmental Response, Compensation and Liability Act, as amended (“CERCLA”), and comparable state laws impose strict, joint and several liability without regard to fault or the legality of the original conduct on certain classes of persons that contributed to the release of a hazardous substance into the environment. These persons include the owner and operator of a disposal site where a hazardous substance release occurred and any company that transported, disposed of, or arranged for the transport or disposal of hazardous substances released at the site. Under CERCLA, such persons may be liable for the costs of remediating the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. In addition, where contamination may be present, it is not uncommon for the neighboring landowners and other third parties to file claims for personal injury, property damage and recovery of response costs. On November 21, 2013, the EPA issued a General Notice Letter and Information Request (“Notice”) under Section 104(e) of CERCLA to one of our former subsidiaries. The Notice provides that the subsidiary may have incurred liability with respect to the Reef Environmental site in Alabama, and requested certain information in accordance with Section 107(a) of CERCLA. At this time, no specific claim for cost recovery has been made by the EPA (or any other potentially responsible party) against the Partnership. There is uncertainty relating to our share of environmental remediation liability, if any, because our allocable share of wastewater is unknown and the total remediation cost is also unknown. Consequently, management is unable to estimate the possible loss or range of loss, if any. We have not recorded a loss contingency accrual in our financial statements. In the opinion of management, the outcome of such matters will not have a material adverse effect on our financial position, liquidity, or results of operations.
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
Employees
We have no employees. All of our management, administrative and operating functions are performed by employees of Emerge Energy Services GP, LLC, which is our general partner. As of December 31, 2016, our general partner employed 149 full-time employees who provide these services for us. None of these employees are subject to collective bargaining agreements. We consider our employee relations to be good.
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
Investors and others should note that we announce material financial information to investors using investor relations websites, press releases, SEC filings and public conference calls and webcasts. We also use Twitter (https://twitter.com/emergelp) as a means of disclosing information about our company, services and other matters. It is possible that the information we disclose could be deemed to be material information. Therefore, we encourage investors, the media and others interested in our company to review the information we post on Twitter.

ITEM 1A.        RISK FACTORS
Limited partner interests are inherently different from capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in the frac sand businesses. You should consider carefully the following risk factors together with all of the other information included in this report in evaluating an investment in our common units.
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
We may not have sufficient available cash each quarter to enable us to pay any distributions to our unitholders. For example, the board of directors of our general partner determined that we did not generate sufficient available cash to distribute to our unitholders for each quarter during the year ended December 31, 2016. Our partnership agreement does not require us to pay distributions on a quarterly basis or otherwise. Furthermore, our Credit Agreement currently prohibits us from making cash distributions to our unitholders and requires all cash receipts by us and our subsidiaries to be swept on a daily basis and used to reduce outstanding borrowings under the Credit Agreement.
In future periods when we are once again permitted to make cash distributions to our unitholders, the amount of cash we can distribute principally depends upon the amount of cash we generate from our operations, which fluctuates from quarter to quarter based on, among other things:

•	the level of production of, demand for, and price of frac sand, particularly in the markets we serve;

•	the fees we charge, and the margins we realize, from our frac sand sales and the other services we provide;

•	changes in laws and regulations (or the interpretation thereof) related to the mining and oil and natural gas industries, silica dust exposure or the environment;

•	the level of competition from other companies;

•	the cost and time required to execute organic growth opportunities;

•	difficulty collecting receivables; and

•	prevailing global and regional economic and regulatory conditions, and their impact on our suppliers and customers.
In addition, the actual amount of cash we have available for distribution depends on other factors, including:

•	the levels of our maintenance capital expenditures and growth capital expenditures;

•	the level of our operating costs and expenses;

•	our debt service requirements and other liabilities;

•	fluctuations in our working capital needs;

•	restrictions contained in our revolving credit facility and other debt agreements to which we are a party;

•	the cost of acquisitions, if any;

•	fluctuations in interest rates;

•	our ability to borrow funds and access capital markets; and

•	the amount of cash reserves established by our general partner.
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
The board of directors of our general partner adopted a cash distribution policy pursuant to which we distribute all of the available cash we generate each quarter to unitholders of record on a pro rata basis. However, the board may change such policy at any time at its discretion and could elect not to make distributions for one or more quarters. For example, the board of directors of our General Partner determined not to make a cash distribution on our common units for each quarter during the year ended December 31, 2016. Our partnership agreement does not require us to make any distributions at all. Accordingly, investors are cautioned not to place undue reliance on the permanence of such a policy in making an investment decision. Any modification or revocation of our cash distribution policy could substantially reduce or eliminate the amounts of distributions to our unitholders.
We have a history of losses and expect to continue to incur losses in the future.
For the years ended December 31, 2016 and 2015, we have incurred aggregate losses of $72.8 million and $9.4 million, respectively. Our loss from continuing operations for the years ended December 31, 2016 and 2015 was $113.2 million and $7.2 million, respectively, and our income from discontinued operations was $40.4 million for the year ended December 31, 2016 and a loss of $2.2 million for the year ended December 31, 2015. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the demand for our frac sand products, and the level of competition and general economic conditions. As we transition our business after the close of the sale of our Fuel business to operating solely in the frac sand industry, we expect to continue to incur operating losses and negative cash flow until we generate significant revenue from the sale of our continuing products.
Our operations are subject to the cyclical nature of our customers' businesses and depend upon the continued demand for crude oil and natural gas.
Our frac sand sales are to customers in the oil and natural gas industry, a historically cyclical industry. This industry was adversely affected by the uncertain global economic climate in the second half of 2008 and in 2009. Natural gas, crude oil and NGL prices declined significantly in the second half of 2014 and have been negatively affected by a combination of factors, including weakening demand, increased production, the decision by the OPEC to keep production levels unchanged and a strengthening in the U.S. dollar relative to most other currencies. Further downward pressure on commodity prices continued throughout 2015 and the first nine months of 2016 and could continue for the foreseeable future. Natural gas prices have generally remained below $4.50 per mcf for the past six years and below $3.00 per mcf since early 2015. Worldwide economic, political and military events, including war, terrorist activity, events in the Middle East and initiatives by OPEC have contributed, and are likely to continue to contribute, to commodity price volatility. Additionally, warmer than normal winters in North America and other weather patterns may adversely impact the short-term demand for oil and natural gas and, therefore, demand for our products.
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

Our operations are subject to operating risks that are often beyond our control and could adversely affect production levels and costs.
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
A large portion of our sales in our continuing sand operations is generated by a few large customers, and the loss of our largest customers or a significant reduction in purchases by those customers could adversely affect our operations.
During 2016, our top five sand customers represented 68.3% of sales from our continuing operations. Our customers who are not subject to firm contractual commitments may not continue to purchase the same levels of our products in the future due to a variety of reasons. For example, some of our top customers could go out of business or, alternatively, be acquired by other companies that purchase the same products and services provided by us from other third-party providers. Our customers could also seek to capture and develop their own sources of frac sand. In addition, some of our customers may be highly leveraged and subject to their own operating and regulatory risks. If any of our major customers substantially reduces or altogether ceases purchasing our products, we could suffer a material adverse effect on our business, financial condition, results of operations, cash flows, and prospects. In addition, upon the expiration or termination of our existing contracts, we may not be able to enter into new contracts at all or on terms as favorable as our existing contracts. We may also choose to renegotiate our existing contracts on less favorable terms (including with respect to price and volumes) in order to preserve relationships with our customers.
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
Many of our customers are oil and gas companies that are facing liquidity constraints in light of the current commodity price environment. This concentration of our customers in the energy industry may impact our overall exposure to credit risk as customers may be similarly affected by prolonged changes in economic and industry conditions. If a significant number of our customers experience a prolonged business decline or disruption, we may incur increased exposure to credit risk and bad debts. If we fail to adequately assess the creditworthiness of existing or future customers or unanticipated deterioration in their creditworthiness, any resulting increase in nonpayment or nonperformance by them and our inability to re-market or otherwise use the production could have a material adverse effect on our business, financial condition, results of operations and ability to pay distributions to our unitholders.
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
We must effectively manage our production capacity.
To meet rapidly changing demand in the frac sand industry, we must effectively manage our resources and production capacity. During periods of decreasing demand for frac sand, we must be able to appropriately align our cost structure with prevailing market conditions and effectively manage our mining operations. Our ability to rapidly and effectively reduce our cost structure in response to such downturns is limited by the fixed nature of many of our expenses in the near term and by our need to continue our investment in maintaining reserves and production capabilities. Conversely, when upturns occur in the markets we serve, we may have difficulty rapidly and effectively increasing our production capacity or procuring sufficient reserves to meet any sudden increases in the demand for frac sand that could result in the loss of business to our competitors and harm our relationships with our customers. The inability to timely and appropriately adapt to changes in our business environment could have a material adverse effect on our our business, financial condition, results of operations or reputation.
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
Because raw sand cannot be wet-processed during extremely cold temperatures, frac sand is typically washed only eight months out of the year at our Wisconsin operations. Our inability to wash frac sand year round in Wisconsin results in a seasonal build-up of inventory as we excavate excess sand to build a stockpile that will feed the dry plant during the winter months. This seasonal build-up of inventory causes our average inventory balance to fluctuate from a few weeks in early spring to more than 100 days in early winter. As a result, the cash flows of our continuing sand operations fluctuate on a seasonal basis based on the length of time Wisconsin wet plant operations must remain shut down due to harsh winter weather conditions. We may also be selling frac sand for use in oil and gas-producing basins where severe weather conditions may curtail drilling activities and, as a result, our sales volumes to customers in those areas may be adversely affected. For example, we could experience a decline in volumes sold for the second quarter relative to the first quarter each year due to seasonality of frac sand sales to customers in western Canada as sales volumes are generally lower during the months of April and May due to limited drilling activity as a result of that region's annual thaw. Unexpected winter conditions (if winter comes earlier than expected or lasts longer than expected) may lead to us not having a sufficient sand stockpile to supply feedstock for our dry plant during winter months and result in us being unable to meet our contracted sand deliveries during such time, or may drive frac sand sales volumes down by affecting drilling activity among our customers, each of which could lead to a material adverse effect on our business, financial condition, results of operation and reputation. The inability of our logistics partners, including rail companies, to manage their own operations efficiently during inclement weather could have an effect on our ability to serve our customers where we are relying on our logistics partners to provide certain transportation services.
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
Diesel fuel costs generally fluctuate with increasing and decreasing world crude oil prices, and accordingly are subject to political, economic and market factors that are outside of our control. Our continuing sand operations are dependent on earthmoving equipment, railcars, and trucks, and diesel fuel costs are a significant component of the operating expense of these vehicles. We contract with a third party industrial mining expert to excavate raw frac sand, deliver the raw frac sand to our processing facility, move the sand from our wet plant to our dry plant, and we pay a fixed price per ton of sand delivered to our wet plant, subject to a fuel surcharge based on the price of diesel fuel. Accordingly, increased diesel fuel costs at our continuing sand operations could have an adverse effect on our results of operations and cash flows.
Divestitures and discontinued operations could negatively impact our business, requires additional attention and resources that could divert our management’s focus from continuing operations, and retained liabilities from businesses that we sell could adversely affect our financial results.
In the third quarter of 2016, we completed the sale of our Fuel business and related product lines and transitioned our business to a primary focus on our frac sand operations. The divestiture of our discontinued operations poses risks and challenges that could negatively impact our business, including required separation or carve-out activities and costs and disputes with buyers or third parties, and also require additional management attention that distract from continuing operations even after closing. Dispositions also involve continued financial involvement, as we are required to retain responsibility for, or agree to indemnify buyers against, contingent liabilities related to our Fuel business, such as lawsuits, tax liabilities, working condition of assets and environmental matters. Under these types of arrangements, performance by the divested business or other conditions outside our control could affect our future financial results.
In addition, our primary focus on the sale of frac sand going forward and the divestiture of our Fuel business has resulted in a loss of historical revenue sources and a decrease in diversification of our operations. In the event of a business downturn in our frac sand operations due to increased competition, loss of clients, economic conditions, technology changes, or in the event of increased costs, disruption in services, a change in laws, or other events related to our frac sand operations, there could be a greater negative impact on our revenues than if we had retained our discontinued operations.
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
One of the ways we intend to grow our business is through the construction of new dry plants, wet plants, and transload facilities in our continuing sand operations. The construction of such facilities requires the expenditure of significant amounts of capital, which may exceed our resources, and involves numerous regulatory, environmental, political, and legal uncertainties. If we undertake these projects, we may not be able to complete them on schedule or at all or at the budgeted cost. Moreover, our revenues may not increase upon the expenditure of funds on a particular project. For instance, if we build a new plant or facility, the construction will occur over an extended period of time, and we will not receive any material increases in revenues until at least after completion of the project, if at all. Moreover, we may construct new plants or facilities to capture anticipated future demand in a region in which anticipated market conditions do not materialize or for which we are unable to acquire new customers. As a result, new plants or facilities may not be able to attract enough demand to achieve our expected investment return, which could materially and adversely affect our results of operations and financial condition.
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
We have a $200 million revolving credit facility with outstanding borrowings of $140.7 million as of December 31, 2016. Our ability to incur additional debt is subject to limitations under our revolving credit facility. Our level of debt has important consequences to us, including the following:

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
The operating and financial restrictions and covenants in our revolving credit facility and any future financing agreements could restrict our ability to finance future operations or capital needs or to expand or pursue our business activities. For example, our revolving credit facility restricts or limits our ability to:

•	grant liens;

•	incur additional indebtedness;

•	engage in a merger, consolidation or dissolution;

•	enter into transactions with affiliates;

•	sell or otherwise dispose of assets, businesses and operations;

•	materially alter the character of our business as conducted at the closing of this offering;

•	make acquisitions, investments and capital expenditures; and

•	make distributions to our unitholders.
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
We depend on our Credit Agreement for future capital needs and to fund our operations and capital expenditures, as necessary. We are required to comply with certain financial covenants and ratios under the Credit Agreement. Our ability to comply with these restrictions and covenants in the future is uncertain and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control, including events and circumstances that may stem from the condition of financial markets and commodity price levels. On August 31, 2016, we entered into the Eleventh Amendment to the Credit Agreement that, among other things, requires us to generate consolidated EBITDA in certain minimum amounts beginning with the quarter ending June 30, 2017 and to maintain an interest coverage ratio of not less than 2.00 to 1.00 beginning with the quarter ending March 31, 2018. In addition to our future compliance with these ratios, we are subject to additional covenants and restrictions including, among other things, a covenant to maintain $15 million of excess available borrowings under the Credit Agreement and a restriction from making cash distributions to our unitholders. At December 31, 2016, we were in compliance with our loan covenants.
Our failure to comply with any of the covenants of the Credit Agreement could result in a default, which could cause all of our existing indebtedness to become immediately due and payable. In the event that we are unable to access sufficient capital to fund our business and planned capital expenditures, we may be required to curtail our acquisitions, strategic growth projects, portions of our current operations and other activities. A lack of capital could result in a decrease in the operations of our sand business, subject us to claims of breach under customer and supplier contracts and may force us to sell some of our assets on an untimely or unfavorable basis, each of which could adversely affect our results of operations, financial condition and ability to pay distributions to our unitholders.
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

Our operations are dependent on our rights and ability to mine our properties and on our having renewed or received the required permits and approvals from governmental authorities and other third parties.
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
Our sand and mining operations are subject to increasingly stringent and complex federal, state and local environmental laws, regulations and standards governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws, regulations and standards impose numerous obligations that are applicable to our operations, including the acquisition of permits to conduct regulated activities; the incurrence of significant capital expenditures to limit or prevent releases of materials from our processors, terminals, and related facilities; and the imposition of remedial actions or other liabilities for pollution conditions caused by our operations or attributable to former operations. Numerous governmental authorities, such as the EPA, and similar state agencies, have the power to enforce compliance with these laws, regulations and standards and the permits issued under them, often requiring difficult and costly actions. Similar laws, regulations and standards apply to our Fuel business, which we sold in 2016.
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
Independent of Congress, the EPA has adopted regulations controlling GHG emissions under its existing authority under the CAA. For example, the EPA has adopted rules requiring the reporting of GHG emissions in the United States from specified large GHG emission sources. The EPA also has adopted rules establishing construction and operating permit requirements for certain large stationary sources of GHG emissions that are already potential major sources of critical pollutants.
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
Further, in December 2015, over 190 countries, including the United States, reached an agreement to reduce global greenhouse gas emissions. The agreement entered into force in November 2016 after more than 70 countries, including the United States, ratified or otherwise consented to be bound by the agreement. To the extent the United States or any other country implements this agreement or impose other climate change regulations on the oil and gas industry, it could have an adverse direct or indirect effect on our business.
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
Hydraulic fracturing involves the injection of water, sand, and chemicals under pressure into the formation to stimulate gas production. Legislation to amend the Safe Drinking Water Act (the “SDWA”) to repeal the exemption for hydraulic fracturing from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, were proposed in recent sessions of Congress. We cannot predict whether any such legislation will ever be enacted and, if so, what its provisions would be. Scrutiny of hydraulic fracturing activities continues in other ways, with the EPA having released a final report regarding the impacts of hydraulic fracturing on drinking water resources in 2016. The report concluded that certain activities associated with hydraulic fracturing may impact drinking water resources under certain circumstances. In addition, the U.S. Department of energy released a series of recommendations for improving the safety of the process in 2011. Further, the EPA and the U.S. Department of the Interior (the “DOI”) have proposed and adopted new regulations for certain aspects of the process. For example, the EPA finalized effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing. The DOI adopted rules that require disclosure of chemicals used in hydraulic fracturing activities upon federal and Indian lands and also would strengthen standards for well-bore integrity and the management of fluids that return to the surface during and after fracturing operations on federal and Indian lands (although implementation of this rule has been stayed pending the resolution of legal challenges).
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
We prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first business day of each month, instead of on the basis of the date a particular unit is transferred. The U.S. Department of Treasury and the IRS have issued Treasury Regulations that permit publicly traded partnerships to use a monthly simplifying convention that is similar to ours, but they do not specifically authorize all aspects of the proration method we have adopted. If the IRS were to successfully challenge this method, we could be required to change the allocation of items of income, gain, loss and deduction among our unitholders.
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

ITEM 1B.         UNRESOLVED STAFF COMMENTS
None.

ITEM 2.            PROPERTIES
Please see Item 1. Business above for descriptions and discussion of our principal properties:

•	Mineral Reserves;

•	Mines and Wet Plants;

•	Dry Plant Facilities; and

•	Transportation Logistics and Infrastructure.
In addition to these properties used in operations, we lease office space for SSS and corporate administrative staff in Fort Worth, TX.
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

ITEM 4.            MINE SAFETY DISCLOSURES
We adhere to a strict occupational health program aimed at controlling exposure to silica dust, which includes dust sampling, a respiratory protection program, medical surveillance, training, and other components. We designed our safety program to ensure compliance with the standards of our Occupational Health and Safety Manual and U.S. Federal Mine Safety and Health Administration (“MSHA”) regulations. For both health and safety issues, extensive training is provided to employees. We have organized safety committees at our plants made up of both salaried and hourly employees. We perform internal health and safety audits and conduct tests of our abilities to respond to various situations. Our health and safety department administers the health and safety programs with the assistance of corporate personnel and plant environmental, health and safety coordinators.
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

PART II

ITEM 5.            MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common units are listed on the NYSE under the symbol “EMES” and began trading on May 14, 2013 on a “when-issued” basis. Prior to May 14, 2013, our common units were not listed on any exchange or traded in any public market. On February 23, 2017, the closing market price for the common units was $21.08 per unit. As of February 23, 2017, there were 30,071,969 common units outstanding. There were approximately 17,950 record holders of common units on December 31, 2016. This number does not include unitholders whose units are held in trust by other entities. The actual number of unitholders is greater than the number of holders of record.
The following table sets forth, for each period indicated, the high and low sales prices per common unit, as reported on the NYSE, and the cash distributions declared and paid per common unit during each quarter since our initial public offering:

Quarter Ended	High Price	Low Price	Distributions Declared Per Unit
March 31, 2015	$63.00	$41.13	$1.41
June 30, 2015	$52.75	$34.16	$1.00
September 30, 2015	$37.57	$6.10	$0.67
December 31, 2015	$9.25	$3.78	$—

March 31, 2016	$6.63	$1.97	$—
June 30, 2016	$13.80	$3.00	$—
September 30, 2016	$14.60	$8.12	$—
December 31, 2016	$15.75	$8.90	$—
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
Currently, we are restricted from making distributions to our common unitholders under our Credit Agreement and we did not generate available cash to distribute for the year ended December 31, 2016. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources — Credit Facility.
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

Securities Authorized For Issuance Under Equity Compensation Plans
See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters-Securities Authorized for Issuance Under Equity Compensation Plans for information regarding our equity compensation plans as of December 31, 2016.

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

•
Following the sale of our Fuel business in August 2016, the results of operations of the Fuel business have been classified as discontinued operations for all periods presented. We now operate our continuing business in a single sand business. We report silica sand operations as our continuing operations and fuel operations as our discontinued operations.  We have revised the results of all prior periods to reflect our continuing and discontinued operations.

	Year Ended December 31,
	2016	2015	2014	2013	2012

	($ in thousands, except per unit data)
Statement of Operations Data:
Revenues	$128,399	$269,518	$341,836	$167,768	$66,697
Operating expenses:
Cost of goods sold (excluding depreciation, depletion and amortization)	173,907	209,161	204,282	91,416	27,405
Depreciation, depletion and amortization	19,126	17,897	12,805	10,459	6,377
Selling, general and administrative expenses	20,951	27,551	32,231	20,025	5,613
Contract and project terminations	4,011	10,652	—	—	—
IPO transaction-related costs	—	—	—	10,966	—
Total operating expenses	217,995	265,261	249,318	132,866	39,395
Income (loss) from operations	(89,596)	4,257	92,518	34,902	27,302
Other expense (income):
Interest expense, net	21,339	11,216	6,343	8,793	10,193
Loss on extinguishment of debt	—	—	—	907	377
Other expense (income)	2,471	(34)	649	(116)	(62)
Total other expense	23,810	11,182	6,992	9,584	10,508
Income (loss) from continuing operations before provision for income taxes	(113,406)	(6,925)	85,526	25,318	16,794
Provision (benefit) for income taxes	(191)	258	205	120	81
Net income (loss) from continuing operations	(113,215)	(7,183)	85,321	25,198	16,713
Discontinued Operations

Income (loss) from discontinued operations, net of taxes	8,746	(2,228)	3,758	9,972	482
Gain on sale of discontinued operations	31,699	—	—	—	—
Total income (loss) from discontinued operations, net of tax	40,445	(2,228)	3,758	9,972	482
Net income (loss)	(72,770)	(9,411)	89,079	35,170	17,195
Less Predecessor net income before May 14, 2013	—	—	—	13,124	17,195
Post-IPO net income (loss)	$(72,770)	$(9,411)	$89,079	$22,046	$—

Earnings (loss) per common unit (1)
Basic:
Earnings (loss) per common unit from continuing operations	$(4.55)	$(0.30)	$3.54	$0.60	$—
Earnings (loss) per common unit from discontinued operations	1.63	(0.09)	0.16	0.32	—
Basic earnings (loss) per common unit (1)	$(2.92)	$(0.39)	$3.70	$0.92	$—
Diluted:
Earnings (loss) per common unit from continuing operations	$(4.55)	$(0.30)	$3.54	$0.60	$—
Earnings (loss) per common unit from discontinued operations	1.63	(0.09)	0.16	0.32	—
Diluted earnings (loss) per common unit (1)	$(2.92)	$(0.39)	$3.70	$0.92	$—
Balance Sheet Data (at year end):
Property, plant and equipment, net	$165,855	$179,520	$188,545	$93,362	$91,312
Total assets	$249,904	$420,048	$432,127	$319,547	$192,406
Long-term debt	$134,012	$295,938	$217,023	$90,340	$92,924
Statement of Cash Flow Data:
Net cash provided by (used in):
Operating activities	$(47,326)	$47,325	$86,161	$58,036	$1,137
Investing activities	$140,541	$(33,674)	$(88,172)	$(38,009)	$(39,075)
Financing activities	$(114,081)	$343	$6,720	$(19,327)	$32,884
Capital expenditures:
Maintenance (2)	$(1,808)	$(2,344)	$(3,240)	$(2,394)	$(2,520)
Growth (3)	(11,715)	(33,130)	(74,644)	(18,975)	(37,945)
Total	$(13,523)	$(35,474)	$(77,884)	$(21,369)	$(40,465)
Other Financial Data:
Cash dividends declared per common unit (4)	$—	$3.08	$4.68	$1.23	$—
Adjusted EBITDA (5)	$(37,354)	$50,704	$132,827	$86,467	$38,486

(1)	Earnings per common unit are based on the results of operations subsequent to our IPO on May 14, 2013.

(2)
Maintenance capital expenditures are capital expenditures required to maintain, over the long term, our asset base, operating income or operating capacity. The maintenance capital expenditure amounts set forth above are unaudited.

(3)
Growth capital expenditures are capital expenditures made to increase, over the long term, our asset base, operating income, or operating capacity. The growth capital expenditure amounts set forth above are unaudited.

(4)	Distributions related to the earnings of one quarter are declared and paid in the subsequent quarter.

(5)	See “Adjusted EBITDA” below for a definition of Adjusted EBITDA and a reconciliation to net income (loss).

Quarterly Data

	Quarter
	First	Second	Third	Fourth

	($ in thousands, except per unit data)
2016:
Revenues	$29,670	$24,825	$31,285	$42,619
Operating income (loss)	$(29,828)	$(22,868)	$(18,574)	$(18,326)
Net income (loss) from continuing operations	$(34,441)	$(28,150)	$(29,955)	$(20,669)
Total income (loss) from discontinued operations, net of tax	$226	$5,253	$35,072	$(106)
Net income (loss)	$(34,215)	$(22,897)	$5,117	$(20,775)
Basic earnings (loss) per common unit
Continuing operations	$(1.42)	$(1.17)	$(1.24)	$(0.77)
Discontinued operations	0.01	0.22	1.45	—
Basic earnings (loss) per common unit	$(1.41)	$(0.95)	$0.21	$(0.77)
Diluted earnings (loss) per common unit
Continuing operations	$(1.42)	$(1.17)	$(1.24)	$(0.77)
Discontinued operations	0.01	0.22	1.45	—
Diluted earnings (loss) per common unit	$(1.41)	$(0.95)	$0.21	$(0.77)
Cash dividends declared per common unit	$—	$—	$—	$—

2015:
Revenues	$96,244	$68,118	$60,654	$44,502
Operating income (loss)	$11,752	$3,094	$(3,907)	$(6,682)
Net income (loss) from continuing operations	$8,755	$687	$(6,846)	$(9,779)
Total income (loss) from discontinued operations, net of tax	$736	$2,197	$(5,052)	$(109)
Net income (loss)	$9,491	$2,884	$(11,898)	$(9,888)
Basic earnings (loss) per common unit
Continuing operations	$0.36	$0.03	$(0.28)	$(0.41)
Discontinued operations	0.03	0.09	(0.21)	—
Basic earnings (loss) per common unit	$0.39	$0.12	$(0.49)	$(0.41)
Diluted earnings (loss) per common unit
Continuing operations	$0.36	$0.03	$(0.28)	$(0.41)
Discontinued operations	0.03	0.09	(0.21)	—
Diluted earnings (loss) per common unit	$0.39	$0.12	$(0.49)	$(0.41)
Cash dividends declared per common unit	$1.41	$1.00	$0.67	$—

ADJUSTED EBITDA
We calculate Adjusted EBITDA, a non-GAAP measure, in accordance with our current Credit Agreement as: net income (loss) plus consolidated interest expense (net of interest income), income tax expense, depreciation, depletion and amortization expense, non-cash charges and losses that are unusual or non-recurring less income tax benefits and gains that are unusual or non-recurring and other adjustments allowable under our existing credit agreement.   Adjusted EBITDA is used as a supplemental financial measure by our management and external users of our financial statements, such as investors and commercial banks, to assess:

•	our debt covenant compliance. Adjusted EBITDA is a key component of critical covenants to our Credit Agreement;

•	the financial performance of our assets without regard to the impact of financing methods, capital structure or historical cost basis of our assets;

•	the viability of capital expenditure projects and the overall rates of return on alternative investment opportunities;

•	our liquidity position and the ability of our assets to generate cash sufficient to make debt payments and to make distributions; and

•	our operating performance as compared to those of other companies in our industry without regard to the impact of financing methods and capital structure.
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
Reconciliation of Net Income (Loss) and Operating Cash Flows to Adjusted EBITDA
The following tables present a reconciliation of net income (loss) to Adjusted EBITDA for each continued operations, discontinued operations and consolidated. Adjusted EBITDA for prior periods has been revised to conform to our current Credit Agreement.

	Continuing	Discontinued	Consolidated

	Year Ended December 31, 2016
	($ in thousands)
Net income (loss)	$(113,215)	$40,445	$(72,770)
Interest expense, net	21,339	1,727	23,066
Depreciation, depletion and amortization	19,126	2,354	21,480
Provision for income taxes	(191)	19	(172)
EBITDA	(72,941)	44,545	(28,396)
Equity-based compensation expense	388	331	719
Write-down of sand inventory	5,394	—	5,394
Contract and project terminations	4,011	—	4,011
Provision for doubtful accounts	1,684	(469)	1,215
Accretion expense	119	—	119
Retirement of assets	559	67	626
Reduction in force	76	—	76
Other state and local taxes	1,824	296	2,120
Non-cash deferred lease expense	5,758	—	5,758
Unrealized loss on fair value of warrants	2,090	—	2,090
Non-capitalized cost of private placement	404	—	404
Gain on sale of discontinued operations, net of tax	—	(31,699)	(31,699)
Other adjustments allowable under our existing credit agreement	209	—	209
Adjusted EBITDA	$(50,425)	$13,071	$(37,354)

	Continuing	Discontinued	Consolidated

	Year Ended December 31, 2015
	($ in thousands)
Net income (loss)	$(7,183)	$(2,228)	$(9,411)
Interest expense, net	11,216	1,338	12,554
Depreciation, depletion and amortization	17,897	10,544	28,441
Provision for income taxes	258	246	504
EBITDA	22,188	9,900	32,088
Equity-based compensation expense	2,935	597	3,532
Contract and project terminations	10,652	—	10,652
Provision for doubtful accounts	1,391	150	1,541
Accretion expense	110	—	110
Retirement of assets	138	8	146
Other state and local taxes	1,941	332	2,273
Reduction in force	362	—	362
Adjusted EBITDA	$39,717	$10,987	$50,704

	Continuing	Discontinued	Consolidated

	Year Ended December 31, 2014
	($ in thousands)
Net income (loss)	$85,321	$3,758	$89,079
Interest expense, net	6,343	1,022	7,365
Depreciation, depletion and amortization	12,805	11,998	24,803
Provision for income taxes	205	433	638
EBITDA	104,674	17,211	121,885
Equity-based compensation expense	7,870	1,172	9,042
Provision for doubtful accounts	103	150	253
Accretion expense	38	—	38
Retirement of assets	19	(11)	8
Other state and local taxes	1,224	377	1,601
Adjusted EBITDA	$113,928	$18,899	$132,827

	Continuing	Discontinued	Consolidated

	Year Ended December 31, 2013

	($ in thousands)
Net income (loss)	$25,198	$9,972	$35,170
Interest expense, net	8,793	1,603	10,396
Depreciation, depletion and amortization	10,459	10,369	20,828
Provision for income taxes	120	266	386
EBITDA	44,570	22,210	66,780
Equity-based compensation expense	4,982	752	5,734
IPO transaction-related costs	10,966	—	10,966
Provision for doubtful accounts	51	139	190
Accretion expense	3	—	3
Retirement of assets	773	(18)	755
Loss (gain) on extinguishment of debt	907	—	907
Other state and local taxes	831	301	1,132
Adjusted EBITDA	$63,083	$23,384	$86,467

	Continuing	Discontinued	Consolidated

	Year Ended December 31, 2012
	($ in thousands)
Net income (loss)	$16,713	$482	$17,195
Interest expense, net	10,193	812	11,005
Depreciation, depletion and amortization	6,377	2,742	9,119
Provision for income taxes	81	—	81
EBITDA	33,364	4,036	37,400
Equity-based compensation expense	—	—	—
Contract and project terminations	—	—	—
Provision for doubtful accounts	57	113	170
Accretion expense	—	—	—
Retirement of assets	(33)	5	(28)
Loss (gain) on extinguishment of debt	377	—	377
Other state and local taxes	392	175	567
Adjusted EBITDA	$34,157	$4,329	$38,486

The following table reconciles Consolidated Adjusted EBITDA to our operating cash flows:

	Year Ended December 31,
	2016	2015	2014	2013	2012

	($ in thousands)
Adjusted EBITDA	$(37,354)	$50,704	$132,827	$86,467	$38,486
Non-cash interest expense, net	(16,672)	(11,729)	(5,727)	(6,504)	(9,626)
Non-cash income tax expense	(1,948)	(2,777)	(2,239)	(1,518)	(648)
Contract and project terminations - non-cash	(3)	(307)	689	(10,966)	—
Reduction in force	(76)	(362)	—	—	—
Write-down of sand inventory	(5,394)	—		—	—
Other adjustments allowable under our existing credit agreement	(209)	—	—	—	—
Cost to retire assets	9	—		—	—
Non-cash deferred lease expense	(5,758)	—	—	—	—
Change in other operating assets and liabilities	20,079	11,796	(39,389)	(9,443)	(27,075)
Cash flows from operating activities:	$(47,326)	$47,325	$86,161	$58,036	$1,137

Cash flows from investing activities:	$140,541	$(33,674)	$(88,172)	$(38,009)	$(39,075)

Cash flows from financing activities:	$(114,081)	$343	$6,720	$(19,327)	$32,884

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
How We Evaluate Our Operations
Our management uses a variety of financial and operational metrics to analyze our performance. We evaluate the performance of our business based on their volumes sold, revenues, operating income and Adjusted EBITDA. We view these metrics as important factors in evaluating our profitability and review these measurements frequently to analyze trends and make decisions.
Sales volumes
We view the total volume of frac sand and refined products sold as an important measure of our ability to effectively utilize our assets. Higher volumes improve profitability through the spreading of fixed costs over greater volumes. Our sales volumes are subject to seasonality, particularly in our Sand business. Please see Part I, Item 1. Business.
Adjusted EBITDA
We calculate Adjusted EBITDA, a non-GAAP measure, in accordance with our current Credit Agreement as: net income (loss) plus consolidated interest expense (net of interest income), income tax expense, depreciation, depletion and amortization expense, non-cash charges and losses that are unusual or non-recurring less income tax benefits and gains that are unusual or non-recurring and other adjustments allowable under our existing credit agreement.   Adjusted EBITDA is used as a supplemental financial measure by our management and external users of our financial statements, such as investors and commercial banks, to assess:

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
Recent Trends
Beginning in late 2014, the market prices for crude oil and refined products began a steep and protracted decline which continued into 2016. This greatly impacted the demand for frac sand as drilling and completion of new oil and natural gas wells was significantly curtailed in North America. As a result, we experienced significant downward pressure on sand volume and pricing. However, commodity prices stabilized in the middle of 2016, leading to an improvement in drilling activity during the third quarter. While the oil and gas market recovery remains in the early stages, we expect market conditions to continue to improve in 2017.
Sale of Fuel Business
In order to improve our competitive positioning and retain upside for a recovery in the oil and gas cycle, we divested our Fuel business to reduce our debt burden. We recorded a gain of $31.7 million on the sale of the Fuel business. Please see Note 4 to our Consolidated Financial Statements for a detailed discussion of the sale of the Fuel business.
Cost Reductions
In order to conserve liquidity and respond to the industry downturn, we have become increasingly focused on prudently reducing costs while maintaining our ability to quickly respond to increased demand when the market begins to recover in the future. We have already implemented plans, but will continue to aggressively contain costs in the future. Such measures include:

•	We reduced permanent headcount, with most of these reductions occurring in the fourth quarter of 2015. We have begun hiring to handle substantially increased demand in 2017.

•	We are minimizing the overall cost of sand sold by finding the lowest cost combinations of sand source, production location and transportation providers wherever possible.

•	We temporarily idled our Wisconsin wet plants with the highest cost per ton, and we have strategically shifted sourcing of wet sand from higher cost sources to lower cost sources.

•	In 2016, we temporarily idled or significantly scaled back operations at two of our Wisconsin dry plants. These plants are now in high utilization starting January 2017.

•	We began using new lower cost mining techniques at two of our Wisconsin mines in the third quarter of 2015 and introduced these techniques to our Kosse mine in July 2016.

•
We have negotiated, and continue to negotiate, price concessions and purchase commitment concessions from our major vendors, such as rail transportation providers, mine operators, transload facilities operators, and professional services providers.

•	In 2016, we minimized our capital expenditures to include only those projects with the potential for rapid returns, and comply with our bank covenants that limit capital expenditures.
Development of Sand Distribution System
In 2013 and 2014, we developed our sand distribution system through the addition of third-party transload facilities in the basins in which our customers operate. We are able to charge higher prices for these in-basin sales than for FOB-plant sales as this additional service and convenience to our customers necessitates the pass through of transportation and other services costs. However, these additional markups for in-basin sales were cut due to pricing pressures during the industry down-cycle.
Increased Fixed Costs for Sand
During 2014, our rapidly expanding frac sand business required us to contract for numerous railcars to be delivered and leased in the future as well as contracting for new transload facilities discussed above. As our railcar fleet and distribution system expanded while sales volumes contracted and sand prices declined, our fixed costs per ton increased. We have negotiated concessions with several of our vendors and continue to press for relief on certain of our fixed costs similar to the pricing relief that we provided to our own customers.
Changing Preferences of Customer Demand
For several years leading up to 2015, most oil and gas producers preferred the highest quality, coarsest grades of frac sand (20/40 and 30/50) to complete shale wells around North America. The drop in oil and gas prices during 2015 and 2016 forced many oil and gas producers to consider alternatives for lowering the cost to complete a new well. Lower quality proppants compared to Northern White Sands are often located closer to the shale basins than Northern White Sands, so some operators have elected to use these proppants and save on transportation costs. Finer mesh sands (40/70 and 100 mesh) have also been used more regularly as oil and gas well completion designs have evolved. However, demand for coarse grades and northern white sands started to recover in late 2016 with higher oil prices and shifting preferences. As a leading provider of frac sand, we are able to meet the changing needs of our customers and the market. Our diversified set of capabilities enables us to produce both coarse and fine grades in large quantities. Our Kosse, TX operation offers lower quality sand compared to our deposits in Wisconsin, but the site’s location near the prolific Texas oil and gas basins reduces transportation costs for our customers.
Expansion of Sand Resources
In 2014, our Sand business added the LP mine and wet plant, Thompson Hills mine and wet plant, and the Arland dry plant. We also acquired the Church Road mineral reserves and related assets in July 2014 to better manage the cost of raw sand for a portion of our Wisconsin plants’ production.
In December 2015, we acquired the rights to mine high quality northern white silica sand reserves in Jackson County, Wisconsin from a subsidiary of Performance Technologies, L.L.C (“PTL”), which is wholly-owned by Seventy Seven Energy Inc. (NYSE: SSE). We have not engaged an expert to assess the volume and quality of these sand reserve rights. The assets acquired include certain owned and leased land, sand deposit leases and related prepaid royalties, and transferable mining and reclamation permits.  This transaction strengthens our position in the marketplace with a leading pressure pumper across a number of shale plays in North America.  In consideration for the assets, PTL and SSS amended and restated the existing supply agreement between the parties and entered into a new sand purchase option agreement that provides PTL with a market-based discount on sand purchased from SSS. Under the new agreements with PTL, SSS has the option to supply the contracted tons from its existing footprint of northern white sand operations or construct a new sand mine and dry plant in Jackson County, Wisconsin.  We currently do not have plans to develop this property in the near future.

Technology Driven Proppant Products
In September 2015, we introduced a unique, technically advanced proppant to the oil and gas industry and began selling the product in 2016. This dustless proppant, brand named SandGuard™, improves the handling, in-basin management, and job-site implementation of the hydraulic fracturing of oil and gas wells.  Silica sands can potentially release dust particles into the air that are harmful to personnel when exposed in large quantities, so mechanical dust collection systems act to remove silica dust from the workplace. Our SandGuard™ dustless product eliminates the need for expensive dust collection systems at the wellsite or at a transload terminal. With a SandGuard™ treatment facility in Barron County, Wisconsin, we have the ability to enhance the already strong qualities of its Northern White silica sand with the protective coating to help create a safer work environment for our customers’ employees.
In November 2015, we acquired 11 patents and other intellectual property assets from AquaSmart Enterprises LLC for their Self-Suspending Sand technology. The product brand is marketed as SandMaxX™. While subject to ongoing field testing that began in 2016 and data validation, this new technology offers the potential to increase productivity and completion efficiencies in oil and gas wells while improving pump time, and well site economics. At our Barron dry plant, we have a pilot production circuit to produce in excess of 175,000 tons per year of SandMaxX™ product. This pilot production circuit uses proprietary and patented technology to coat all grades of standard frac sand. SandMaxX™ was pumped downhole in 26 different trial wells during 2016, and while the early results appear favorable, we are working closely with our customers to confirm and document actual well performance data in addition to comparing the results against wells completed with regular sand. Our plans for constructing a commercial scale coating plant depend upon the successful completion of the field trial testing and achieving market acceptance of the product.
We will continue to work toward transforming our Sand business from a commodity business to a more value-driven approach by developing capabilities and products that enable us to increase our presence in larger, more profitable markets.
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
During 2016, we negotiated concessions on the majority of our railcar leases pursuant to which we cancelled or deferred deliveries of rail cars and reduced cash payments on a substantial portion of the existing rail cars in our fleet. In exchange for these concessions, we incurred a contract termination charge of $4 million. We issued at par an Unsecured Promissory Note in the aggregate principal amount of $4 million with interest payable in cash or, in certain situations, in-kind, when certain financial metrics have been met. This note bears interest at a rate of five percent per annum and is due and payable within 30 days following the date on which financial statements are publicly available covering the first date on which these financial metrics have been met.
2017 Outlook
After nearly two years of declining oil and gas prices beginning in the middle of 2014, the prospects for the oil and gas industry improved in the second half of 2016 as production declines and planned production cuts from OPEC helped to stabilize energy prices. With oil prices recovering from a low of approximately $27 per barrel in February 2016 to the $50-55 per barrel range recently, oil and gas producers have a more constructive industry outlook for 2017 versus the previous two years. Capital budgets for most North American oil and gas producers are set to increase year over year, which should stimulate demand for onshore drilling and completion activity. As a result, frac sand volume and prices should benefit from these higher levels of activity.
We believe that the frac sand industry is poised to grow in 2017, and many industry analysts are forecasting a significant uplift in sand demand driven by higher rig count and higher sand loadings for each well drilled and completed. Although the average rig count for 2017 will likely remain far below the peak experienced in 2014, the average horizontal oil and gas well currently consumes nearly three times the amount of frac sand and proppant in each well compared to the average designs in 2013. Oil and gas producers are realizing improved production on their wells through higher sand loadings per lateral foot and by drilling longer wells, two factors that boost the sand needed for newer well completion designs. We expect that these trends will continue in 2017 based on industry research and indications from our customers.

Our 2016 operating results, cash flows, and liquidity were negatively impacted by the aforementioned low oil and gas prices for much of the year. However, we took several steps during 2016 to enhance our liquidity and reduce our debt. We successfully divested the Fuel business at an attractive valuation, raised over $55 million of new equity, and completed an amendment with our senior lenders. Based on these actions and the improving demand picture for our products, we expect to have sufficient liquidity until we reach positive cash flow. Please see “Liquidity and Capital Resources” below for more detail.
Results of Operations
The following table summarizes our consolidated operating results for 2016, 2015 and 2014.

	Year Ended December 31,
	2016	2015	2014

	($ in thousands)
Revenues	$128,399	$269,518	$341,836
Operating expenses:
Cost of goods sold (excluding depreciation, depletion and amortization)	173,907	209,161	204,282
Depreciation, depletion and amortization	19,126	17,897	12,805
Selling, general and administrative expenses	20,951	27,551	32,231
Contract and project terminations	4,011	10,652	—
Total operating expenses	217,995	265,261	249,318
Income (loss) from operations	(89,596)	4,257	92,518
Other expense (income):
Interest expense, net	21,339	11,216	6,343
Other expense (income)	2,471	(34)	649
Total other expense	23,810	11,182	6,992
Income (loss) from continuing operations before provision for income taxes	(113,406)	(6,925)	85,526
Provision (benefit) for income taxes	(191)	258	205
Net income (loss) from continuing operations	(113,215)	(7,183)	85,321
Discontinued Operations
Income (loss) from discontinued operations, net of taxes	8,746	(2,228)	3,758
Gain on sale of discontinued operations	31,699	—	—
Total income (loss) from discontinued operations, net of tax	40,445	(2,228)	3,758
Net income (loss)	$(72,770)	$(9,411)	$89,079
Adjusted EBITDA (a)	$(37,354)	$50,704	$132,827

(a)	See Item 6. Selected Financial and Operating Data—Adjusted EBITDA for a discussion of Adjusted EBITDA and a reconciliation to net income (loss).
Consolidated Summary
Our company has experienced significant change over the past three years, declining from a net income of $89.1 million in 2014 to net losses of $9.4 million in 2015 and $72.8 million in 2016. Most notable are the following events:

•	the market prices for crude oil and refined products began a steep and protracted decline in late 2014 which continued throughout 2015 and 2016 impacting our Sand and Fuel businesses;

•	In August 2016, we divested our Fuel business to reduce our debt burden. We recorded a gain of $31.7 million on the sale of the Fuel business.

Continuing Operations

	Year Ended December 31,
	2016	2015	2014

	($ in thousands)
Revenues	$128,399	$269,518	$341,836
Operating expenses:
Cost of goods sold (excluding depreciation, depletion and amortization)	173,907	209,161	204,282
Depreciation, depletion and amortization	19,126	17,897	12,805
Selling, general and administrative expenses	20,951	27,551	32,231
Contract and project terminations	4,011	10,652	—
Operating income (loss)	$(89,596)	$4,257	$92,518
Net income (loss) from continuing operations	$(113,215)	$(7,183)	$85,321
Adjusted EBITDA (a)	$(50,425)	$39,717	$113,928

Total tons of sand sold (in thousands)	2,157	3,392	4,306
Tons of sand produced by dry plant (in thousands):
Arland, Wisconsin facility	186	1,064	124
Barron, Wisconsin facility	1,588	1,536	2,224
New Auburn, Wisconsin facility	352	604	1,394
Kosse, Texas facility	140	277	299
Total	2,266	3,481	4,041

(a)	See Item 6. Selected Financial and Operating Data—Adjusted EBITDA for a discussion of Adjusted EBITDA and a reconciliation to net income (loss).
Overview
The operating income for our sand business saw substantial decline from an operating income of $92.5 million in 2014 to $4.3 million in 2015 and to an operating loss of $89.6 million in 2016 due to the steep decline in the demand and pricing of frac sand. Due to the downturn, we have improved our distribution and logistics services to better serve our customers through additional transload sites. At December 31, 2016, we had 14 transload sites in the U.S. and Canada. Many of these sites are considerably distant from our processing facilities in Wisconsin. Due to the distance to these markets, we charge higher prices to recover freight and handling. This condition increases our revenues and margin, but the margin percentage at our transload sites is lower than for sand sold directly from our Wisconsin plants due to lower markups on the incremental transportation costs.
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Revenues
Sand revenues decreased by $141.1 million, or 52%, from 2015 to 2016 primarily due to significant price decreases and a 36% decrease in total volumes sold as a result of the downturn in market demand for frac sand. However, we have increased the volumes sold through transload sites from 42% to 57% of total volumes sold. We expanded our logistics and distribution network with the addition of transload facilities in the U.S. and Canada to serve our customers in various shale plays and basins. We generally charge higher prices at our transload sites in order to cover the additional costs for transportation from our plants to the transload sites. Management continues to focus on initiatives to strengthen and improve logistics service, including increased storage capacity and access to remote transload sites. These logistics-based initiatives are intended to complement and enhance customer support.
The major changes from 2015 to 2016 are as follows:

•
$72.9 million decrease in sales of Northern White sand (excluding estimated transportation markups and shortfall revenues), relating primarily to a 35% decrease in volumes sold as well as decreased pricing in light of market conditions for frac sand;

•	an estimated $46.9 million decrease for significant reductions in markups per ton sold through transload sites, net of increased volumes sold through these sites;

•	$7.5 million decrease in sales of native Texas sand (from our Kosse plant) due to decreased volumes;

•
$11.1 million of shortfall revenues recognized on take-or-pay customer contracts in 2015. We did not recognize any take-or-pay shortfall revenues in 2016 due to revisions to certain take-or-pay contracts; and

•	$2.6 million of business interruption insurance proceeds received in 2015 to reimburse us for lost sales during a time of equipment failure in 2014.
Cost of goods sold (excluding depreciation, depletion and amortization)
Our cost of goods sold consists primarily of direct costs such as purchased sand, transportation to the plant or to transload facilities, mining and processing costs, and plant wages as well as indirect costs such as plant repairs and maintenance. All major components of our direct costs decreased with our decreased production and with the operations of our plants. The plant maintenance and repairs did not increase significantly, as the Wisconsin plants are still quite new. The most significant components of the $35.3 million decrease from 2015 to 2016 are:

•	$26.9 million decrease in rail transportation-related expense, primarily due to:

•	$33.3 million decreased rail shipping costs due to decreased volumes sold; offset by

•	$5.2 million increase in rail lease expense;

•	$1.8 million increase in transload facility expenses; and

•	$1.2 million increase in railcar storage costs.

•	$15.5 million decrease in the total cost to acquire and produce wet and dry sand, due mainly to lower sales volumes and lower-cost sources for wet sand; offset by

•
$5.4 million write down of sand inventory in the first quarter of 2016. This write-down is attributed to rapidly declining market conditions and a significant decline in prices. In the first quarter of 2016, we had not yet fully implemented our cost reduction strategies and we had sand raw materials and supplies inventories at higher costs; and

•	$1.8 million increase in transload facility expenses.
Depreciation, depletion and amortization
Depreciation, depletion and amortization increased by $1.2 million mainly due to a full year amortization of intangible assets added in December 2015.
Selling, general and administrative expense
The $6.6 million decrease in selling, general and administrative expense is attributable primarily to:

•	$2.9 million decrease for employee-related costs, primarily incentive compensation due to greatly decreased profits;

•	$2.8 million decrease in equity-based compensation expense;

•	$0.3 million decrease for professional fees; and

•	$0.3 million decrease in travel related costs.
Interest expense
Net interest expense increased $10.1 million mainly due to a $3.7 million write-off of deferred debt costs due to total aggregate commitment reductions under the Credit Agreement in 2016 and higher average interest rates in 2016. As of December 31, 2016 our outstanding borrowings under the Credit Agreement bore interest at a weighted-average rate of 6.0% compared to 5.08% as of December 31, 2015.
Other
Other expenses increased $2.5 million due to a $2.1 million non-cash mark to market adjustments in the fair value of warrant issued in August 2016.
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Revenues
Sand revenues decreased by $72.3 million, or 21%, from 2014 to 2015 primarily due to significant price decreases and a 21% decrease in total volumes sold as a result of the downturn in market demand for frac sand. However, we increased the volumes sold through transload sites from 23% to 42% of total volumes sold. We expanded our logistics and distribution network with the addition of transload facilities in the U.S. and Canada to serve our customers in various shale plays and basins.
The major changes from 2014 to 2015 are as follows:

•
$85.7 million decrease in sales of Northern White sand (excluding estimated transportation markups and shortfall revenues), relating primarily to a 21% decrease in volumes sold as well as decreased pricing in light of market conditions for frac sand;

•	an estimated $2.1 million decrease for significant reductions in markups per ton sold through transload sites, net of increased volumes sold through these sites; offset by

•	$11.1 million of shortfall revenues recognized on take-or-pay customer contracts in 2015;

•	$2.6 million of business interruption insurance proceeds received in 2015 to reimburse us for lost sales during a time of equipment failure in 2014; and

•	$1.7 million increase in sales of native Texas sand (from our Kosse plant) due to increased markups.
Cost of goods sold (excluding depreciation, depletion and amortization)
Our cost of goods sold consists primarily of direct costs such as purchased sand, transportation to the plant or to transload facilities, mining and processing costs, and plant wages as well as indirect costs such as plant repairs and maintenance. All major components of our direct costs decreased with our decreased production and with the operations of our plants, except transportation and costs of transload facilities as we expanded our distribution network with new transload sites. The plant maintenance and repairs did not increase significantly, as the Wisconsin plants are still quite new. The most significant components of the $4.9 million increase from 2014 to 2015 are:

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
Selling, general and administrative expense
The $4.7 million decrease in selling, general and administrative expense is attributable primarily to:

•	$4.9 million decrease in equity-based compensation expense resulting from the vesting of phantom units in May of 2014 and 2015;

•	$2.1 million decrease for employee-related costs, primarily incentive compensation due to greatly decreased profits; and

•	$1.0 million refund of legal fees associated with past litigation; offset by

•	$1.3 million increase in professional fees;

•	$1.2 million increase in bad debt expense; and

•	$0.7 million increase in property taxes.
Interest expense
Net interest expense increased $4.9 million mainly due to higher average balances on outstanding debt and higher average interest rates in 2015. As of December 31, 2015 our outstanding borrowings under the Credit Agreement bore interest at a weighted-average rate of 5.08% compared to 2.78% as of December 31, 2014.
Other
Other expenses decreased $0.7 million due primarily to a non-recurring loss on settlement of pre-existing agreements in connection with our acquisition of mining assets in 2014.

Discontinued Operations

	Year Ended December 31,
	2016	2015	2014

	($ in thousands)
Revenues	$249,558	$442,121	$769,418
Cost of goods sold (excluding depreciation, depletion and amortization)	233,025	426,664	745,724
Depreciation and amortization	2,354	10,544	11,998
Selling, general and administrative expenses	3,687	5,568	6,492
Interest expense, net	1,727	1,338	1,022
Other	—	(11)	(9)
Income (loss) from discontinued operations before provision for income taxes	8,765	(1,982)	4,191
Provision for income taxes	19	246	433
Income (loss) from discontinued operations, net of taxes	8,746	(2,228)	3,758
Gain on sale of discontinued operations	31,699	—	—
Total income (loss) from discontinued operations, net of taxes	$40,445	$(2,228)	$3,758
Adjusted EBITDA (a)	$13,071	$10,987	$18,899

Volume of refined fuels sold (gallons in thousands)	165,422	240,132	264,364
Volume of terminal throughput (gallons in thousands)	82,387	123,180	210,665
Volume of transmix refined (gallons in thousands)	68,326	93,128	116,611
Refined transmix as a percent of total refined fuels sold	41.3%	38.8%	44.1%

(a)	See Item 6. Selected Financial and Operating Data—Adjusted EBITDA for a discussion of Adjusted EBITDA and a reconciliation to net income (loss).
Overview
We sold our Fuel business in August 2016, thus year ended December 31, 2016 consisted of eight months of operations for the Fuel business.
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Revenues
The $192.6 million, or 44%, decrease in Fuel business revenues is attributable to a 31% decrease in total volumes sold and declines in fuel prices, generally. The decrease in volume is due to only eight months of operations in 2016, and our inability to sell 500 ppm sulfur diesel to the railroads beginning in mid-2015.
The major components of the total $192.6 million decrease in revenues are:

•	$120.1 million decrease for lower volumes of fuel sold;

•	$55.5 million decrease due to lower average fuel sales prices; and

•	$15.3 million decrease in excise and other transaction taxes. These taxes are offset on a one-to-one basis with excise and similar taxes in cost of goods sold.
Cost of goods sold (excluding depreciation, depletion and amortization)
Our cost of goods sold consists primarily of direct costs associated with the purchase of refined fuels, transmix feedstock, plant labor and burden, and costs to operate our transmix and terminal facilities.
The major components of the $193.6 million total decrease from 2015 to 2016 are:

•	$112.6 million decrease for lower volumes of fuel sold due to eight months of operations since the Fuel business was disposed on August 31, 2016;

•	$61.4 million decrease for lower average fuel purchase prices; and

•	$15.3 million decrease in excise and other transaction taxes.

Fuel business cost of goods sold include excise and similar taxes. These taxes are offset on a one-to-one basis with excise and similar taxes in revenues.
Depreciation, depletion and amortization
The $8.2 million decrease in depreciation, depletion and amortization is due primarily to the designation of the Fuel assets as held for sale as of March 31, 2016, thus no depreciation was recorded on these assets following that date.
Selling, general and administrative expense
Our selling, general and administrative expenses decreased $1.9 million, due primarily to only eight months of operations in 2016.
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Revenues
The $327.3 million, or 43%, decrease in Fuel business revenues is attributable to a 9% decrease in total volumes sold and declines in fuel prices, generally. The decrease in volume relates directly to the market volatility and our inability to sell 500 ppm sulfur diesel to the railroads beginning in mid-2015.
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
Fuel business cost of goods sold include excise and similar taxes. These taxes are offset on a one-to-one basis with excise and similar taxes in revenues.
Depreciation, depletion and amortization
The $1.5 million decrease in depreciation, depletion and amortization is due primarily to full amortization of certain short-term intangible assets acquired in May 2013.
Selling, general and administrative expense
Our selling, general and administrative expenses decreased $0.9 million, due primarily to decreased incentive compensation.

Liquidity and Capital Resources
Our principal liquidity requirements are to finance current operations, fund capital expenditures, including acquisitions from time to time, to service our debt and to pay distributions to partners.  Our sources of liquidity generally include cash generated by our operations, borrowings under our revolving credit and security agreement and issuances of equity and debt securities.  We depend on the Credit Facility for both short-term and long-term capital needs and may use borrowings under our Credit Facility to fund our operations and capital expenditures to the extent cash generated by our operations is insufficient in any period. Following the sale of our Fuel business, the use of proceeds therefrom to repay outstanding borrowings under the Credit Agreement and our entry into Amendment No. 11 to the Credit Agreement (described below), we believe that cash generated from our liquidity sources will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months.
In addition to our continued focus on generating and preserving cash from operations and maintaining availability under the Credit Facility, we plan to seek access to the capital markets for additional liquidity through equity and debt offerings. Any new issuances may take the form of public or private offerings for cash, equity issued to consummate acquisitions or equity issued in exchange for a portion of our outstanding debt. We may also from time to time seek to retire or purchase outstanding debt through cash purchases and/or exchanges for equity or other debt securities, in open market purchases, privately negotiated transactions or otherwise. However, there can be no assurance that we will be able to complete any of these transactions on favorable terms or at all.
On August 8, 2016, we entered into a Securities Purchase Agreement with an institutional investor (the “Purchaser”) to issue and sell to the Purchaser in a private placement an aggregate principal amount of $20 million of our Series A Preferred Units and warrants that may be exercised to purchase common units representing limited partner interests in the Partnership. In addition, on November 17, 2016, we entered into an Underwriting Agreement with J.P. Morgan Securities LLC and Piper Jaffray & Co., as the representatives of the underwriters named therein, providing for the offer and sale by us of 3,910,000 common units for net proceeds of approximately $36.9 million, after deducting estimated offering expenses and the underwriting discount payable by us.
Revolving Credit Facility
On June 27, 2014, we entered into an amended and restated revolving credit and security agreement (as most recently amended by Amendment No. 11 thereto, the “Credit Agreement”) among Emerge Energy Services LP, as parent guarantor, each of its subsidiaries, as borrowers (the “Borrowers”), and PNC Bank, National Association, as administrative agent and collateral agent (the “agent”), and the lenders thereto. The Credit Agreement matures on June 27, 2019 and substantially all of the assets of the Borrowers are pledged as collateral under the Credit Agreement.
On August 31, 2016, we closed the sale of the Fuel business, used the net proceeds therefrom to repay outstanding borrowings under the Credit Agreement and entered into Amendment No. 11 to the Credit Agreement with the Borrowers, the lenders and the agent. Amendment No. 11, among other things, restated the Credit Agreement and provided a full waiver for all defaults or events of default arising out of our failure to comply with the financial covenant to generate minimum amounts of adjusted EBITDA during the quarters ended March 31, 2016, June 30, 2016 and September 30, 2016 and the covenant to maintain the minimum amount of excess availability for any date prior to September 1, 2016 as discussed in Note 11 to our consolidated financial statements.
Pursuant to Amendment No. 11, the Credit Agreement now provides for a maximum $200 million revolving credit facility with a $20 million sublimit on letters of credit and incurs interest at a rate equal to either, at our option, LIBOR plus 5.00% or the base rate plus 4.00%. We also incur a commitment fee of 0.375% on committed amounts that are neither used for borrowings nor under letters of credit. After Amendment No. 11, the Credit Agreement now requires the Partnership to maintain the following financial covenants:

•	a covenant to maintain $15 million of excess availability (as defined in the Credit Agreement);.

•	a covenant to limit capital expenditures (as defined in the Credit Agreement) to certain maximum amounts for each quarter through March 31, 2019;

•	beginning with the quarter ending June 30, 2017, a covenant to generate consolidated EBITDA (as defined in the Credit Agreement) in certain minimum amounts;

•
beginning with the quarter ending March 31, 2018, a covenant to maintain an interest coverage ratio (as defined in the Credit Agreement) of not less than 2.00 to 1.00, which is scheduled to increase to 3.00 to 1.00 for the fiscal quarter ending March 31, 2019; and

•
a covenant to raise at least $31.2 million of net proceeds from the issuance and sale of common equity by November 30, 2016, which was satisfied by our underwritten sale of common units which closed on November 23, 2016.

In addition, the Credit Agreement, as amended by Amendment No. 11, also prohibits us from making cash distributions to our unitholders and requires all cash receipts by us and our subsidiaries to be swept on a daily basis and used to reduce outstanding borrowings under the Credit Agreement.
Following our entry into Amendment No. 11, we believe that we will be able to maintain compliance with the covenants and restrictions under the Credit Agreement, as amended, for at least the next 12 months. As a result of the reductions in the aggregate commitment, we wrote off $3.7 million of deferred financing costs during the year ended December 31, 2016.
At December 31, 2016, we had undrawn availability under the Credit Facility totaling $49.6 million, well above the $15 million minimum availability required under our current covenants, and our outstanding borrowings under the Credit Agreement bore interest at a weighted-average rate of 6.0%.
Cash Flow Summary
Our cash flows include continuing and discontinued operations. We do not expect the impact of discontinued operations to be significant on our cash flows going forward.
The table below summarizes our cash flows for the years ended December 31, 2016, 2015 and 2014.

	Year Ended December 31,
	2016	2015	2014

	($ in thousands)
Cash flows from operating activities	$(47,326)	$47,325	$86,161
Cash flows from investing activities	$140,541	$(33,674)	$(88,172)
Cash flows from financing activities	$(114,081)	$343	$6,720
Cash and cash equivalents at beginning of period	$20,870	$6,876	$2,167
Cash and cash equivalents at end of period	$4	$20,870	$6,876
Our cash balance as of December 31, 2016 is $4 thousand compared to $20.9 million as of December 31, 2015. We are currently subject to a cash dominion requirement as per Amendment No. 11 to our Credit Agreement, which requires all cash receipts by us and our subsidiaries to be swept on a daily basis and used to reduce outstanding borrowings under the Credit Agreement. We maintain a minimal cash balance and manage our cash on a daily basis and make advances against the revolver based on our daily disbursements.
Operating Cash Flows
Cash flows from operating activities have generally trended the same as our net income (loss) adjusted for non-cash items of depreciation, depletion and amortization, equity-based compensation, amortization of deferred financing costs, contract termination costs, unrealized losses on derivative instruments, unrealized loss on fair value of warrants and write-off of non-capitalized cost of private placement. The changes in our operating assets and liabilities were also significantly impacted by lower accounts receivable balances resulting from lower sales of sand in 2016, and a build-up of inventories in 2015 offset by higher prepaid and other current assets balances in 2016.
Investing Cash Flows
Cash flows from investing activities increased during 2016 due to the proceeds of the sale of the Fuel business of $154.0 million offset by a decrease in our capital expenditures. As a result of the current market conditions and covenants under our Credit Agreement, we have significantly curtailed our capital expenditures to include only those projects with the potential for rapid return, and comply with our bank covenants that limit capital expenditures.
Cash flows from investing activities include capital expenditures for discontinued operations of $7.2 million, $7.3 million and $1.1 million for the years ended December 31, 2016, 2015 and 2014.
Financing Cash Flows
The main categories of our financing cash flows can be summarized as follows:

	Year Ended December 31,
	2016	2015	2014

	($ in thousands)
Net debt proceeds (payments)	$(161,363)	$79,160	$122,043
Net proceeds from Public offering	36,881	—	—
Net proceeds from private placement	18,359	—	—
Distributions to owners	—	(74,351)	(112,992)
Other	(7,958)	(4,466)	(2,331)
Total	$(114,081)	$343	$6,720
Private Placement
On August 8, 2016, we entered into the Purchase Agreement with the Purchaser to issue and sell to the Purchaser in a private placement an aggregate principal amount of $20 million of our Series A Preferred Units and a Warrant that may be exercised to purchase common units representing limited partner interests in the Partnership. The net proceeds from this private placement were used to repay outstanding borrowings under our revolving credit agreement.
The first half of the Preferred Units converted into 993,049 common units on November 3, 2016 and the second half converted to 985,222 common units on February 15, 2017. The remaining Preferred Units as of December 31, 2016 are classified as temporary equity in accordance with Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity, on our Consolidated Balance Sheets as of December 31, 2016.
We also issued to the Purchaser the Warrant to purchase approximately 890,000 common units at an exercise price of $10.82 per common unit. The Warrant, which expires on August 16, 2022, was exercisable immediately upon issuance and contains a cashless exercise provision and other customary provisions and protections, including anti-dilution protections. These warrants are classified as liabilities in accordance with ASC 480, Distinguishing Liabilities from Equity, and are included in Other long-term liabilities on our Consolidated Balance Sheets. None of these warrants have been exercised as of December 31, 2016.
Public Offering
In November 2016, we completed a public offering of 3,400,000 of our common units at a price of $10.00 per unit and granted the underwriters an option to purchase up to an additional 510,000 common units, which the underwriter exercised in full. The offering closed on November 23, 2016. We received proceeds (net of underwriting discounts and offering expenses) from the offering of approximately $36.9 million. The net proceeds from this offering were used to repay outstanding borrowings under our revolving credit agreement.
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

Contractual Obligations
We have long-term contractual obligations that are required to be settled in cash. The amounts of our minimum contractual obligations as of December 31, 2016 were as follows:

	Payments Due By Period
	Total	< 1 Year	1 - 3 Years	3 - 5 Years	> 5 Years

	($ in thousands)
Long-term debt (1)	$162,322	$8,940	$153,382	$—	$—
Railcar leases (2)	450,112	25,684	77,397	93,340	253,691
Unsecured notes (2)	16,607	—	—	16,607	—
Other operating leases (3)	3,846	587	571	488	2,200
Purchase commitments (4)	155,407	29,098	51,185	44,526	30,598
Minimum royalty payments (5)	2,400	230	460	460	1,250
Total	$790,694	$64,539	$282,995	$155,421	$287,739

(1)	Assumes balances outstanding as of December 31, 2016 will be paid at maturity and includes interest using interest rates in effect at December 31, 2016.

(2)
Includes minimum amounts payable under various operating leases for railcars as well as estimated costs to transport leased railcars from the manufacturer to our site for initial placement in service. During 2016, we completed negotiations with various railcar lessors pursuant to which we terminated a future order of railcars, deferred future railcar deliveries and reduced and deferred payments on existing leases. In exchange for these concessions, we issued at par an Unsecured Promissory Note in the aggregate principal amount of $4 million for contract termination with interest payable in cash or, in certain situations, in-kind, when certain financial metrics have been met. This note bears interest at a rate of five percent per annum and is due and payable within 30 days following the date on which financial statements are publicly available covering the first date on which certain financial metrics have been met. We also issued at par the PIK Note in the aggregate principal amount of $8 million for delivery deferrals. The PIK Note bears interest at a rate of 10% per annum payable in cash or, in certain situations, in-kind, when certain financial metrics have been met. The PIK Note will mature on June 2, 2020. These liabilities are included in Other long-term liabilities in our Consolidated Balance Sheets. We also issued warrants to purchase 370,000 common units representing limited partnership interests in the partnership in exchange of these concessions during the second quarter of 2016.

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
Off-Balance Sheet Arrangements
As of December 31, 2016, we had outstanding letters of credit totaling $10.0 million that support various railcar lease obligations as well as reclamation obligations for sand mining properties. We do not believe these letters of credit could have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
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
Inventory Valuation
We record the carrying value of inventory at the lower of cost or market.  We base our estimates of sales value, volume and profit margin of future orders, and costs of completion and disposal on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of these assets.
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
Following the sale of the Fuel business, risks with respect to prices of refined fuels products and transmix, wholesale fuel and other feedstocks are no longer applicable to our continuing operations.
Interest Rate Risk
We are exposed to fluctuations in interest rates charged on our variable rate debt. We enter into certain interest rate swap agreements in accordance with our risk management strategy. During 2013, we entered into interest rate swap agreements that will effectively convert $70 million notional amount of our variable rate debt to a fixed rate, effective October 14, 2014. We account for the interest rate swap agreements on a mark-to-market basis through current earnings even though they were not acquired for trading purposes. We recorded aggregate realized and unrealized losses of $0.3 million and $0.8 million in 2016 and 2015, respectively.
A hypothetical increase or decrease in interest rates by 100 basis points would have changed the interest incurred on our variable rate debt by $2.9 million for the year ended December 31, 2016.
Customer Credit Risk
We are subject to risks of loss resulting from nonpayment or nonperformance by our customers. We examine the creditworthiness of third-party customers to whom we extend credit and manage exposure to credit risk through credit analysis, credit approval, credit limits, and monitoring procedures. For continuing operations, our top three customer balances accounted for 50% and 51% of our net accounts receivable at December 2016 and 2015, respectively.

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EMERGE ENERGY SERVICES LP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of Emerge Energy Services GP LLC, as General Partner of Emerge Energy Services LP and the Partners of Emerge Energy Services LP
Fort Worth, Texas
We have audited the accompanying consolidated balance sheets of Emerge Energy Services LP (the “Partnership”) as of December 31, 2016 and 2015 and the related consolidated statements of operations, partners’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emerge Energy Services LP at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Emerge Energy Services LP's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Dallas, Texas
March 1, 2017

EMERGE ENERGY SERVICES LP
CONSOLIDATED BALANCE SHEETS
($ in thousands, except unit data)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$4	$20,870
Trade and other receivables, net	25,103	28,955
Inventories	17,457	30,162
Prepaid expenses and other current assets	11,374	8,994
Assets held for sale	—	23,453
Total current assets	53,938	112,434

Property, plant and equipment, net	165,855	179,520
Intangible assets, net	4,781	7,323
Other assets, net	25,330	13,230
Non-current assets held for sale	—	107,541
Total assets	$249,904	$420,048

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$11,221	$8,339
Accrued liabilities	11,629	13,294
Liabilities held for sale	—	15,195
Total current liabilities	22,850	36,828

Long-term debt, net of current portion	134,012	295,938
Obligation for business acquisition, net of current portion	8,063	7,772
Other long-term liabilities	30,323	4,732
Total liabilities	195,248	345,270

Commitments and contingencies
Preferred units - Series A - Par value of $1,000 10,000 units and 0 units issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	6,914	—

Partners’ equity:
General partner	—	—
Limited partner common units (issued and outstanding 29,076,456 units and 24,119,972 units as of December 31, 2016 and December 31, 2015, respectively)	47,742	74,778
Total partners’ equity	47,742	74,778
Total liabilities and partners’ equity	$249,904	$420,048

See accompanying notes to consolidated financial statements.

EMERGE ENERGY SERVICES LP
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per unit data)

	Year Ended December 31,
	2016	2015	2014
Revenues	$128,399	$269,518	$341,836
Operating expenses:
Cost of goods sold (excluding depreciation, depletion and amortization)	173,907	209,161	204,282
Depreciation, depletion and amortization	19,126	17,897	12,805
Selling, general and administrative expenses	20,951	27,551	32,231
Contract and project terminations	4,011	10,652	—
Total operating expenses	217,995	265,261	249,318
Income (loss) from operations	(89,596)	4,257	92,518
Other expense (income):
Interest expense, net	21,339	11,216	6,343
Other expense (income)	2,471	(34)	649
Total other expense	23,810	11,182	6,992
Income (loss) from continuing operations before provision for income taxes	(113,406)	(6,925)	85,526
Provision (benefit) for income taxes	(191)	258	205
Net income (loss) from continuing operations	(113,215)	(7,183)	85,321
Discontinued Operations
Income (loss) from discontinued operations, net of taxes	8,746	(2,228)	3,758
Gain on sale of discontinued operations	31,699	—	—
Total income (loss) from discontinued operations, net of tax	40,445	(2,228)	3,758
Net income (loss)	$(72,770)	$(9,411)	$89,079

Earnings (loss) per common unit (1)
Basic:
Earnings (loss) per common unit from continuing operations	$(4.55)	$(0.30)	$3.54
Earnings (loss) per common unit from discontinued operations	1.63	(0.09)	0.16
Basic earnings (loss) per common unit (1)	$(2.92)	$(0.39)	$3.70
Diluted:
Earnings (loss) per common unit from continuing operations	$(4.55)	$(0.30)	$3.54
Earnings (loss) per common unit from discontinued operations	1.63	(0.09)	0.16
Diluted earnings (loss) per common unit (1)	$(2.92)	$(0.39)	$3.70
Weighted average number of common units outstanding including participating securities (basic) (1)	24,870,258	23,973,850	24,070,418
Weighted average number of common units outstanding (diluted) (1)	24,870,258	23,973,850	24,076,437
(1) See Note 18.

See accompanying notes to consolidated financial statements.

EMERGE ENERGY SERVICES LP
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
($ in thousands)

	Limited Partner Common Units	General Partner (non-economic interest)	Total Partners' Equity	Preferred Units
Balance at December 31, 2013	$170,721	$—	$170,721	$—
Net income	89,079	—	89,079	—
Equity-based compensation	9,194	—	9,194	—
Distributions paid	(112,651)	—	(112,651)	—
Distribution equivalent rights accrued	(1,165)	—	(1,165)	—
Recovery of short swing profit	11	—	11	—
December 31, 2014	155,189	—	155,189	—
Net income (loss)	(9,411)	—	(9,411)	—
Equity-based compensation	3,654	—	3,654	—
Distributions paid	(74,337)	—	(74,337)	—
Distribution equivalent rights accrued	(632)	—	(632)	—
Recovery of short swing profit	315	—	315	—
Balance at December 31, 2015	74,778	—	74,778	—
Net income (loss)	(72,770)	—	(72,770)	—
Equity-based compensation	719	—	719	—
Net proceeds from issuance of preferred units	—	—	—	13,827
Conversion of preferred units	6,913		6,913	(6,913)
Net proceeds from public offering	36,881	—	36,881	—
Other	314	—	314	—
Issuance of warrants	907	—	907	—
Balance at December 31, 2016	$47,742	$—	$47,742	$6,914

 See accompanying notes to consolidated financial statements.

EMERGE ENERGY SERVICES LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$(72,770)	$(9,411)	$89,079
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation, depletion and amortization	21,480	28,441	24,803
Equity-based compensation expense	719	3,532	9,042
Project and contract termination costs - non-cash portion	4,008	10,345	—
Unrealized loss on fair value of warrants	2,090	—	—
Provision for doubtful accounts	1,215	1,541	253
Loss on disposal of assets	635	146	8
Amortization and write-off of deferred financing costs	6,170	1,244	969
Loss on termination of sand supply agreement	—	—	689
Non-capitalized cost of private placement	404	—	—
Write-down of inventory	5,394	—	—
Unrealized loss on derivative instruments	224	(419)	669
Gain on sale of discontinued operations	(31,699)	—	—
Other non-cash	117	110	38
Changes in operating assets and liabilities, net of business acquired:
Restricted cash and equivalents	—	—	6,188
Accounts receivable	(2,063)	36,938	(26,328)
Inventories	9,052	(10,341)	9,044
Prepaid expenses and other current assets	2,533	(1,861)	(5,104)
Accounts payable and accrued liabilities	3,916	(8,592)	(14,971)
Other assets	1,249	(4,348)	(8,218)
Cash flows from operating activities	(47,326)	47,325	86,161

Cash flows from investing activities:
Purchases of property, plant, equipment and intangible assets	(13,523)	(35,474)	(77,884)
Business acquisitions, net of cash acquired	—	—	(11,000)
Proceeds from disposals of assets	82	1,787	335
Proceeds from sale of discontinued operations, net	153,973	—	—
Collection of notes receivable	9	13	377
Cash flows from investing activities	140,541	(33,674)	(88,172)

Cash flows from financing activities:
Net proceeds from private placement	18,359	—	—
Net proceeds from public offering	36,881	—	—
Proceeds from line of credit borrowings	320,726	284,200	371,657
Repayments of line of credit borrowings	(482,089)	(204,000)	(243,603)
Repayments of other long-term debt	—	(53)	(180)
Distributions to unitholders	—	(74,351)	(112,992)
Payment of business acquisition obligation	(848)	(2,253)	—
Payment of financing costs	(6,733)	(2,528)	(2,342)
Payments on capital lease obligation	—	(987)	(5,831)
Recovery of short swing profit	—	315	11
Other financing activities	(377)	—	—
Cash flows from financing activities	(114,081)	343	6,720

Cash and cash equivalents:
Net increase (decrease)	(20,866)	13,994	4,709
Balance at beginning of year	20,870	6,876	2,167
Balance at end of year	$4	$20,870	$6,876

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
Immediately prior to the closing of the IPO, Insight Equity conveyed all of the interests in SSS and AEC to the Partnership as a capital contribution, and the Partnership conveyed its interests in SSS and AEC to the Partnership's subsidiary Emerge Energy Services Operating LLC (“Emerge Operating”), a Delaware limited liability company. In addition, the Partnership formed Emerge Energy Distributors Inc. (“Distributor”), a Delaware corporation, and purchased Direct Fuels LLC (“Direct Fuels”), a Delaware limited liability company, through a combination of cash, issuance of common units, and assumption of debt, and the Partnership conveyed all of the interest in Direct Fuels to Emerge Operating.
References to the “Partnership,” “we,” “our” or “us” when used for dates or periods ended prior to the IPO, refer collectively to the Predecessor. References to the “Partnership,” “we,” “our” or “us” when used for dates or periods ended on or after the IPO, refer collectively to Emerge and all of its subsidiaries. AEC, DF and Distributor were excluded as of September 1, 2016, following the sale of the Fuel business.
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
On August 31, 2016, we completed the sale of our Fuel business pursuant to the Restated Purchase Agreement, dated August 31, 2016, with Sunoco. Sunoco paid Emerge a purchase price of approximately $167.7 million in cash (subject to certain working capital and other adjustments in accordance with the terms of the Restated Purchase Agreement), of which $14.25 million is placed into several escrow accounts to satisfy potential claims from Sunoco for indemnification under the Restated Purchase Agreement. Any escrowed funds remaining after certain periods of time set forth in the Restated Purchase Agreement will be released to Emerge, provided that no unsatisfied indemnity claims exist at such time.
The results of operations of the Fuel business have been classified as discontinued operations for all periods presented. We now operate our continuing business in a single sand segment. We report silica sand operations as our continuing operations and fuel operations as our discontinued operations.
Private Placement
On August 8, 2016, we entered into the Purchase Agreement with the Purchaser to issue and sell to the Purchaser in a private placement an aggregate principal amount of $20 million of our Series A Preferred Units and a Warrant that may be exercised to purchase common units representing limited partner interests in the Partnership.
The first half of the Preferred Units converted into 993,049 common units on November 3, 2016 and the second half converted to 985,222 common units on February 15, 2017. The remaining Preferred Units are classified as temporary equity in accordance with Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity, on our Consolidated Balance Sheet as of December 31, 2016.
We also issued to the Purchaser the Warrant to purchase approximately 890,000 common units at an exercise price of $10.82 per common unit. The Warrant, which expires on August 16, 2022, was exercisable immediately upon issuance and contains a cashless exercise provision and other customary provisions and protections, including anti-dilution protections. These warrants are classified as liabilities in accordance with ASC 480, Distinguishing Liabilities from Equity, and are included in Other long-term liabilities on our Consolidated Balance Sheets. None of these warrants have been exercised as of December 31, 2016.

Public Offering
In November 2016, we completed a public offering of 3,400,000 of our common units at a price of $10.00 per unit and granted the underwriters an option to purchase up to an additional 510,000 common units, which the underwriter exercised in full. The offering closed on November 23, 2016. We received proceeds (net of underwriting discounts and offering expenses) from the offering of approximately $36.9 million The net proceeds from this offering was used to repay outstanding borrowings under our revolving credit agreement.
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
Assets Held for Sale
We consider assets to be held for sale when management commits to a formal plan to actively market the assets for sale at a price reasonable in relation to fair value, the asset is available for immediate sale in its present condition, an active program to locate a buyer and other actions required to complete the sale have been initiated, the sale of the asset is expected to be completed within one year and it is unlikely that significant changes will be made to the plan.  Upon designation as held for sale, we record the carrying value of the assets at the lower of its carrying value or its estimated fair value, less costs to sell. In accordance with generally accepted accounting principles, assets held for sale are not depreciated or amortized.
Discontinued Operations
The results of discontinued operations are presented separately, net of tax, from the results of ongoing operations for all periods presented. The expenses included in the results of discontinued operations are the direct operating expenses incurred by the discontinued segment that may be reasonably segregated from the costs of the ongoing operations of the Company. The assets and liabilities have been accounted for as assets held for sale in our Consolidated Balance Sheets for all periods presented. The operating results related to these lines of business have been included in discontinued operations in our Consolidated Statements of Operations for all periods presented. See Note 4 - Discontinued Operations for further detail.
Restricted Cash and Equivalents
We were required under agreements with our chief executive officer (“CEO”) and an officer in our Sand business (the “Sand Officer”) to establish and maintain Rabbi Trusts used to fund deferred compensation as described in the agreements. Restricted cash and equivalents were invested in short-term instruments at market rates; therefore the carrying values approximated fair value. In May 2014, all funds in the Rabbi Trusts were distributed to our CEO and Sand Officer and the Rabbi Trusts were terminated.
Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are recognized at their invoiced amounts and do not bear interest. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We estimate our allowances for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances for doubtful accounts might be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance for doubtful accounts. For our continuing operations, the allowance for doubtful accounts was $3.1 million at December 31, 2016 and $1.4 million at December 31, 2015.
Inventories
Finished goods inventories consist of dried sand. Finished sand costs include all transportation costs necessary to transport the finished sand to the point of sale. All inventories are stated at the lower of cost or market using the average cost method. Raw materials inventories consist of unprocessed sand and supplies. Raw materials inventories are stated at the lower of cost or market using the average cost method. Wet sand is included in work in process. Overhead in our Sand business is capitalized at an average rate per unit based on actual costs incurred.
Property, Plant and Equipment, net
We recognize purchases of property, plant and equipment at cost, including any capitalized interest. Maintenance, repairs and renewals are expensed when incurred. Additions and significant improvements are capitalized. Disposals are removed at cost less accumulated depreciation and any gain or loss from dispositions is recognized in income. We capitalized $0.6 million of interest on construction of assets for the years ended December 31, 2014.
Depreciation of property, plant and equipment other than mineral reserves is provided for on a straight-line basis over their estimated useful lives. We recognized $16.9 million, $19.2 million, and $15.2 million of depreciation expense for the years ended December

31, 2016, 2015 and 2014, respectively. Of these amounts, depreciation expense for continuing operations totaled $16.0 million, $15.7 million, and $11.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Mineral reserves are initially recognized at cost, which approximates the estimated fair value as of the date of acquisition. The provision for depletion of the cost of mineral reserves is computed on the units-of-production method. Under this method, we compute the provision by multiplying the total cost of the mineral reserves by a rate arrived at dividing the physical units of sand produced during the period by the total estimated mineral resources at the beginning of the period. Depletion expense for the years ended December 31, 2016, 2015 and 2014 totaled $0.1 million, $2.0 million, and $1.2 million, respectively. All depletion expense is related to our sand business and is therefor included in continuing operations.
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
*    Depletion calculated using units-of-production method
Impairment or Disposal of Long-Lived Assets
In accordance with FASB ASC 360-10-05, Impairment or Disposal of Long-Lived Assets, long-lived assets such as property, plant and equipment, and intangible assets subject to amortization are reviewed for impairments whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs. The recoverability of intangible assets subject to amortization is also evaluated whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. In management's opinion, no impairment of long-lived assets exists at December 31, 2016 and 2015.
Intangible Assets
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
We recognized $4.5 million, $7.2 million, and $8.4 million of amortization expense for 2016, 2015 and 2014, respectively. Of these amounts, amortization expense for continuing operations totaled $3.1 million, $243 thousand, and $4 thousand, respectively.
Railcar Freight Costs
The cost to transport leased railcars from the manufacturer to our site for initial placement in service is capitalized and amortized over the term of the lease (typically five to seven years). The non-current portion of these capitalized costs totaled $8.6 million and $11.8 million as of December 31, 2016 and 2015, respectively, and is included in “Other assets, net” on our Consolidated Balance Sheets.
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
Changes in the asset retirement obligations are as follows:

	Year Ended December 31,
	2016	2015

	($ in thousands)
Beginning balance	$2,570	$2,386
Accretion	82	80
Reclamation costs	(5)	(9)
Additions	—	113
Ending balance	$2,647	$2,570
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
We sell some of our Sand business products under short-term price agreements or at prevailing market rates. A portion of our sand business revenues are realized through take-or-pay supply agreements with large oilfield service companies. The initial terms of these contracts expire between 2016 and 2021. These agreements define, among other commitments, the volume of product that our customers must purchase, the volume we must provide and the price that we will charge, as well as the rate that our customers will pay. Prices under these agreements are generally fixed and subject to adjustment, upward or downward, only for certain changes in published producer cost indices or market factors. With respect to the take-or-pay arrangements, if the customer is unable to carry forward minimum quantity deficiencies, we recognize Sand segment revenues to the extent of the minimum contracted quantity, assuming payment has been received or is reasonably assured. If deficiencies can be carried forward, receipts in excess of actual sales are recognized as deferred revenues until product is actually delivered or the right to carry forward minimum quantities expires.
Equity-Based Compensation and Equity Incentive Plan
We recognize expenses for equity-based compensation based on the fair value method, which requires that a fair value be assigned to a unit grant on its grant date and that this value be amortized over the grantees' required service period. Restricted and phantom units have a fair value equal to the closing market price of the common units on the date of the grant. We amortize the fair value of the restricted and phantom units over the vesting period using the straight-line method. Pursuant to the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, as of January 1, 2016, we now recognize forfeitures as they occur. For market-based awards, we make estimates as to the probability of the underlying market conditions being achieved and record expense if the conditions will probably be achieved.
Environmental Costs
Environmental costs are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. We capitalize expenditures that extend the life of the related property or mitigate or prevent future environmental risk. We record liabilities when site restoration and environmental remediation, cleanup and other obligations are either known or considered probable and can be reasonably estimated. Such estimates require judgment with respect to costs, time frame and extent of required remedial and clean-up activities and are subject to periodic adjustments based on currently available information. At December 31, 2016 and 2015, we had no accrued expenses related to environmental costs.
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
Fair Value Measurements
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
Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, debt instruments and warrants.  The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable are representative of their fair values due to their short maturities.  The carrying amounts of our revolving credit facility approximates fair value because the underlying instrument includes provisions that adjust our interest rates based on current market rates. The fair values of our other long-term liabilities are not materially different from their carrying values.
On June 2, 2016, we issued warrants to lessors to purchase 370,000 common units representing limited partnership interests in the partnership for concessions on various long-term leases. These warrants may be exercised at any time and from time to time during next five years, at an exercise price per common unit equal to $4.77. The fair value of these warrants was calculated at $2.45 per unit based on a Black Scholes valuation model, utilizing Level 2 inputs based on the hierarchy established in ASC 820, Fair Value Measurement.
On August 8, 2016, we, as part of the private placement described above, also issued warrants to the Purchaser to purchase approximately 890,000 common units at an exercise price of $10.82 per common unit. The Warrants shall be exercisable for a period of six years from the closing date and include customary provisions and protections, including anti-dilution protections. The fair value of these warrants at issuance date was calculated at $5.56 per unit based on a Black Scholes valuation model, utilizing Level 2 inputs based on the hierarchy established in ASC 820, Fair Value Measurement. This liability is  marked to market each quarter with fair value gains and losses recognized immediately in earnings and included in Other income (expense) on our Consolidated Statements of Operations. We recorded non-cash mark to market adjustments of $2.1 million during the year ended December 31, 2016.
Concentration of Credit Risk
Financial instruments that potentially subject us to concentration of credit risk are cash and cash equivalents and trade accounts receivable. Cash deposits with banks are federally insured up to $250,000 per depositor at each financial institution; and certain of our cash balances did exceed federally insured limits as of December 31, 2016. We maintain our cash and cash equivalents in financial institutions we consider to be of high credit quality.
We provide credit, in the normal course of business, to customers located throughout the United States and Canada. We perform ongoing credit evaluations of our customers and generally do not require collateral. In addition, we regularly evaluate our credit accounts for loss potential. The trade receivables (as a percentage of total trade receivables) as of December 31, 2016 and December 31, 2015 from such significant customers are set forth below:

	December 31, 2016	December 31, 2015
Customer A	22%	16%
Customer B	16%	17%
Customer C	13%	*
Customer D	*	18%
Customer E	*	13%
Customer F	*	10%
An asterisk indicates balance is less than ten percent.
Significant Customers
Customer A represented 13.2% of total revenues for continuing and discontinued operations for the year ended December 31, 2016. No other customers exceeded 10% of the total revenues for the years ended ended December 31, 2016, 2015, and 2014.
The table shows our significant customers for our continuing operations for the years ended December 31, 2016, 2015, and 2014.

	December 31, 2016	December 31, 2015	December 31, 2014
Customer A	39%	11%	*
Customer E	12%	17%	*
Customer G	*	15%	29%
Customer D	*	13%	16%
An asterisk indicates revenue is less than ten percent.
Segment Information
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
Geographical Data
Although we own no long-term assets outside the United States, our Sand segment began selling product in Canada during 2013.  We recognized $15.6 million, $39.1 million and $30.8 million of revenues in Canada for the years ended December 31, 2016, 2015, and 2014, respectively.  All other sales have occurred in the United States.
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
Other Reclassifications
Certain reclassifications have been made to prior period amounts to conform to the current period presentation. These reclassifications do not impact net income (loss) and do not reflect a material change in the information previously presented in our consolidated financial statements.
Recent Accounting Pronouncements
In May 2014, August 2015 and May 2016, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, ASU 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date, ASU 2016-12, Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients, and ASU 2016-20,

Revenue from Contracts with Customers, Technical Corrections and Improvements, respectively, as a new Topic, Accounting Standards Codification Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for annual periods beginning after December 15, 2017 with early adoption permitted on January 1, 2017 and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We have certain contractual arrangements that include "take-or-pay" provisions. The fixed fees to which we have an unconditional right under these contracts could be subject to certain recognition changes and additional disclosure under ASU 2014-09. As we are in the process of evaluating the impact of the standard, we have not yet quantified the impact of adoption or determined the method of adoption. During 2017, we will perform the remainder of our implementation process, which will include quantification of impact, selection of adoption method and development of policies. We will adopt this guidance in the first quarter of 2018.
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern.  This ASU requires an entity to evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity's ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. We adopted this new accounting guidance in December 2016. There was no impact on our financial position, results of operations or cash flows.
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. Under this ASU, inventory will be measured at the lower of cost and net realizable value and options that currently exist for market value will be eliminated. The ASU defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. We will adopt the new guidance in the first quarter of 2017 and do not expect adoption will have a material impact on our financial position, results of operations or cash flows.
In February 2016, the FASB issued ASU 2016-02, Leases. This ASU requires lessees to recognize lease assets and lease liabilities generated by contracts longer than a year on their balance sheet. The ASU also requires companies to disclose in the footnotes to their financial statements information about the amount, timing, and uncertainty for the payments they make for the lease agreements. ASU 2016-02 is effective for public companies for annual periods and interim periods within those annual periods beginning after December 31, 2018. Early adoption is permitted for all entities. While we are not yet in a position to assess the full impact of the application of this ASU, we expect that the impact of recording the lease liabilities and the corresponding additional assets will have a significant impact on our financial position and results of operations and related disclosures in the notes to our consolidated financial statements.
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
In November 2016 the FASB issued ASU 2016-18, Statement of Cash Flows. This ASU requires entities to show changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one-line item on the balance sheet, a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet is required. The guidance will be effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted. We currently do not have any restricted cash and do not expect adoption will have a material impact on our financial position, results of operations or cash flows.
In January 2017, the FASB issued ASU 2017-01, Business Combinations. This ASU provides guidance to entities to assist with evaluating when a set of transferred assets and activities (collectively, the "set") is a business and provides a screen to determine when a set is not a business. Under this ASU, when substantially all of the fair value of gross assets acquired (or disposed of) is concentrated in a single identifiable asset, or group of similar assets, the assets acquired would not represent a business. Also, to be considered a business, an acquisition would have to include an input and a substantive process that together significantly contribute to the ability to produce outputs. ASU 2017-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and should be applied on a prospective basis to any transactions occurring within the period of adoption. Early adoption is permitted for interim or annual periods in which the financial statements have not been issued. This guidance will be adopted and applied to business combinations in the future.
3.     ACQUISITION
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
We retained a third-party expert to assist in determining the volumes and quality of the in-place mineral reserves. With assistance from a third-party valuations expert, we then used this data in our determination of the fair values of identifiable net assets, using the income approach. Our assessment of the fair values of the assets acquired and liabilities assumed as of July 25, 2014 indicated that there was no goodwill associated with the acquisition. We recognized the assets acquired and liabilities assumed based upon the fair values determined on the date of acquisition, using significant inputs that are not observable in the market (i.e., Level 3 inputs).
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
In our Consolidated Balance Sheets, we have classified the non-current portion of the purchase obligation in “Obligation for business acquisition, net of current portion.” The governmental highway improvement obligation and the current portion of the purchase obligation are classified as “Accrued liabilities.”
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
Summarized assets and liabilities of the Fuel business, classified as held for sale as of December 31, 2015 are as follows:

December 31, 2015

($ in thousands)
Trade and other receivables, net	$8,247
Inventories	12,457
Prepaid expenses and other current assets	2,749
Total current assets held for sale	$23,453

Property, plant and equipment, net	$54,110
Intangible assets, net	24,124
Goodwill	29,264
Other assets, net	43
Total non-current assets held for sale	$107,541

Accounts payable	$10,088
Accrued liabilities	5,107
Total liabilities held for sale	$15,195
The following corporate costs were allocated to discontinued operations for the year ended December 31, 2016 and all prior periods presented:

•	Interest on the revolver was allocated to the discontinued operations based on the allocation of debt between sand and fuel business.

•	Equity-based compensation costs recognized for the Fuel business employees were allocated to discontinued operations.

•	The taxes paid on behalf of the Fuel business were compiled by review of prior tax filings and payments. These amounts were allocated to discontinued operations.

•	General corporate overhead costs were not allocated to discontinued operations.

•	IPO transaction costs were not allocated to discontinued operations.
Summarized results of the discontinued operations for the years ended December 31, 2016, 2015 and 2014 are as follows:

	Year Ended December 31,

	2016	2015	2014

	($ in thousands)
Revenues (1)	$249,558	$442,121	$769,418
Cost of goods sold (excluding depreciation, depletion and amortization) (1)	233,025	426,664	745,724
Depreciation and amortization	2,354	10,544	11,998
Selling, general and administrative expenses	3,687	5,568	6,492
Interest expense, net	1,727	1,338	1,022
Other	—	(11)	(9)
Income (loss) from discontinued operations before provision for income taxes	8,765	(1,982)	4,191
Provision for income taxes	19	246	433
Income (loss) from discontinued operations, net of taxes	8,746	(2,228)	3,758
Gain on sale of discontinued operations	31,699	—	—
Total income (loss) from discontinued operations, net of taxes	$40,445	$(2,228)	$3,758

(1) Fuel revenues and cost of goods sold include excise taxes and similar taxes:	$35,656	$50,939	$50,116
On August 31, 2016, we completed the sale of our Fuel business pursuant to the terms of the Restated Purchase Agreement. The purchase price was $167.7 million, subject to adjustment based on actual working capital conveyed at closing. The following escrow accounts were established at closing:

•
$7 million of the purchase price was withheld as a general escrow associated with certain indemnification obligations. Any unutilized escrow balance, plus any accrued interest thereon, will be paid 54 months from the closing date;

•
$4 million of the purchase price was withheld as a hydrotreater escrow to satisfy any cost overruns of the Birmingham hydrotreater completion. Any unutilized escrow balance, along with any accrued interest thereon, will be paid 60 days after the substantial completion of the Birmingham hydrotreater;

•
$2.25 million of the purchase price was withheld as the Renewable Fuel Standard (“RFS") escrow account. The unutilized RFS escrow will be released, along with any accrued interest thereon, no later than four months from the closing date. We expect to collect this in 2017; and

•	$1 million of the sales purchase was withheld as a pipeline escrow account. Any unutilized escrow balance, along with any accrued interest thereon, will be released with the general escrow.
Escrow receivables are recorded at the net present values of estimated future recoveries and will be adjusted as contingencies are resolved.

The following table represents the gain on sale from the Fuel business recognized in 2016 (in thousands). These amounts may be adjusted as certain contingencies regarding estimated transaction costs and escrow receivables are resolved in subsequent periods.

Purchase price	$167,736
Adjustments:
Working capital true-up	3,398
Other adjustments	(2,911)
General escrow	(7,000)
Hydrotreater escrow	(4,000)
Other escrow	(3,250)
Net proceeds	153,973
Less:
Net book value of assets and liabilities sold	(125,317)
Escrow receivable	10,597
Transaction costs including commissions	(7,679)
Other receivables	125
Gain on sale of Fuel business	$31,699

5.     INVENTORIES
Inventories consisted of the following:

	As of December 31,
	2016	2015

	($ in thousands)
Sand finished goods	$9,631	12,224
Sand work in process	7,597	17,796
Sand raw materials and supplies	229	142
Total inventory	$17,457	$30,162
During the first quarter of 2016, we wrote down $5.4 million of our sand inventory. This write-down is attributed to rapidly declining market conditions and a significant decline in prices. In the first quarter of 2016, we had not yet fully implemented our cost reduction strategies and we had sand raw materials and supplies inventories at higher costs.
We classified $12.5 million of our inventories related to our Fuel business to assets held for sale as of December 31, 2015. See Note 4 - Discontinued operations for the further information.
6.     PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets for continuing operations consisted of the following:

	December 31, 2016	December 31, 2015

	($ in thousands)
Escrow receivable, current	$5,253	$—
Prepaid lease assets, current	3,408	3,824
Prepaid insurance	826	1,213
Other	1,887	3,957
Total	$11,374	$8,994
We classified $2.7 million of our prepaid expenses and other current assets related to our Fuel business to assets held for sale as of December 31, 2015. See Note 4 - Discontinued operations for the further information.

7.     PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following:

	As of December 31,
	2016	2015

	($ in thousands)
Machinery and equipment (1)	$90,035	$87,357
Buildings and improvements (1)	66,190	66,215
Land and improvements (1)	45,065	45,065
Mineral reserves	30,181	30,181
Construction in progress	2,249	2,532
Capitalized reclamation costs	2,445	2,445
Total cost	236,165	233,795
Accumulated depreciation and depletion	70,310	54,275
Net property, plant and equipment	$165,855	$179,520

(1)	Includes assets under capital lease
We classified $54.1 million of our property, plant and equipment related to our Fuel business to assets held for sale as of December 31, 2015. See Note 4 - discontinued operations for further information.
We recognized $17.0 million, $21.3 million, and $16.4 million of depreciation and depletion expense for the years ended December 31, 2016, 2015, and 2014, respectively. Of these amounts, depreciation and depletion expense for continuing operations totaled $16.0 million, $17.7 million, and $12.8 million, respectively. Property, plant and equipment included as part of the assets held for sale were no longer depreciated from the time that they were classified as such.
8.     INTANGIBLE ASSETS
Our intangible assets consisted of the following at December 31, 2016 and 2015:

	Cost	Accumulated Amortization	Net

	($ in thousands)
December 31, 2016:
Patents	$7,443	$3,195	$4,248
Supply and transportation agreements	569	112	457
Non-compete agreement	100	24	76
Total	$8,112	$3,331	$4,781
December 31, 2015:
Patents	$7,000	$234	$6,766
Supply and transportation agreements	471	—	471
Non-compete agreement	100	14	86
Total	$7,571	$248	$7,323
We classified $24.1 million of our intangible assets, other than goodwill, related to our Fuel business to assets held for sale as of December 31, 2015. See Note 4 - Discontinued operations for further information.
We recognized $4.5 million, $7.2 million, and $8.4 million of amortization expense for the years ended December 31, 2016, 2015, and 2014, respectively. Of these amounts, amortization expense for continuing operations totaled $3.1 million, $0.2 million, and $4.2 thousand for the years ended December 31, 2016, 2015, and 2014, respectively.
The following table presents the estimated future amortization expense related to intangible assets through 2021:

Year Ending December 31,	($ in thousands)
2017	$3,117
2018	1,380
2019	130
2020	130
2021	16
2022	8
9.     OTHER ASSETS, NET
Other assets, net for continuing operations consisted of the following:

	December 31, 2016	December 31, 2015

	($ in thousands)
Deferred lease asset (1)	$8,826	$—
Prepaid lease assets, net of current portion (2)	8,616	11,796
Escrow receivable - non-current (3)	5,459	—
Other	2,429	1,434
Total	$25,330	$13,230

(1)
During 2016, we completed negotiations with various railcar lessors pursuant to which we terminated a future order of railcars, deferred future railcar deliveries and reduced and deferred payments on existing leases. The related rent expense is recorded on a straight-line basis over the lease term. The cumulative excess of rent payments over rent expense is recorded as a deferred lease asset and recorded in “Other assets” in the accompanying Consolidated Balance Sheets.

(2)
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
We classified $43 thousand of our other assets, net related to our Fuel business to assets held for sale as of December 31, 2015. See Note 4 - Discontinued operations for further information.

10.     ACCRUED LIABILITIES
Accrued liabilities consisted of the following:

	As of December 31,
	2016	2015

	($ in thousands)
Fuel sale related liabilities	$2,784	$—
Logistics	1,814	2,486
Current portion of business acquisition obligation	1,703	2,843
Deferred compensation	848	1,191
Salaries and other employee-related	710	491
Accrued interest	641	947
Sand purchases and royalties	517	520
Professional fees	452	608
Derivative contract liability	227	472
Mining	227	—
Current portion of contract termination	160	135
Maintenance	53	—
Purchase of intangible assets	—	2,500
Other	1,493	1,101
Total	$11,629	$13,294
We classified $5.1 million of our accrued liabilities related to our Fuel business to liabilities held for sale as of December 31, 2015. See Note 4 - Discontinued operations for further information.

11.              LONG-TERM DEBT
Following is a summary of our long-term debt:

	As of December 31,
	2016	2015

	($ in thousands)
Revolving credit facility
Principal	$140,701	$302,063
Deferred financing costs, net	(6,689)	(6,125)
Total long-term debt	134,012	295,938
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
Pursuant to Amendment No. 11, the Credit Agreement now provides for a maximum $200 million revolving credit facility with a $20 million sublimit on letters of credit and incurs interest at a rate equal to either, at our option, LIBOR plus 5.0% or the base rate plus 4.0%. We also incur a commitment fee of 0.375% on committed amounts that are neither used for borrowings nor under letters of credit. After Amendment no. 11, the Credit Agreement now requires the Partnership to maintain the following financial covenants:

•	a covenant to maintain $15 million of excess availability (as defined in the Credit Agreement);

•	a covenant to limit capital expenditures (as defined in the Credit Agreement) to certain maximum amounts for each quarter through March 31, 2019;

•	beginning with the quarter ending June 30, 2017, a covenant to generate consolidated EBITDA (as defined in the Credit Agreement) in certain minimum amounts;

•
beginning with the quarter ending March 31, 2018, a covenant to maintain an interest coverage ratio (as defined in the Credit Agreement) of not less than 2.00 to 1.00, which is scheduled to increase to 3.00 to 1.00 for the fiscal quarter ending March 31, 2019; and

•
a covenant to raise at least $31.2 million of net proceeds from the issuance and sale of common equity by November 30, 2016, which was satisfied by our underwritten sale of common units which closed on November 23, 2016.

In addition, the Credit Agreement as amended by Amendment No. 11 also prohibits us from making cash distributions to our unitholders and requires all cash receipts by us and our subsidiaries to be swept on a daily basis and used to reduce outstanding borrowings under the Credit Agreement.
Following our entry into Amendment No. 11, we believe that we will be able to maintain compliance with the covenants and restrictions under the Credit Agreement, as amended, for at least the next 12 months. As a result of the reductions in the aggregate commitment, we wrote off $3.7 million of deferred financing costs during the year ended December 31, 2016.

At December 31, 2016, we had undrawn availability under the Credit Facility totaling $49.6 million, well above the $15 million minimum availability required under our current covenants, and our outstanding borrowings under the Credit Agreement bore interest at a weighted-average rate of 6.0%.
12.              OTHER LONG-TERM LIABILITIES
Other long-term liabilities for continuing operations consisted of the following:

	December 31, 2016	December 31, 2015
	($ in thousands)

Long-term promissory note	$8,480	$—
Stock warrants (Note 19)	7,019	—
Deferred lease obligation	5,858	—
Contract and project terminations (Note 13)	5,319	1,162
Asset retirement obligation (Note 2)	2,647	2,570
Other	1,000	1,000
Total	$30,323	$4,732

Long-term Promissory Note
During 2016, we negotiated significant concessions on the majority of our railcar leases pursuant to which we cancelled or deferred deliveries on rail cars and reduced cash payments on a substantial portion of the existing rail cars in our fleets. In exchange of these concessions, we issued at par an Unsecured Promissory Note in the aggregate principal amount of $8 million (the “PIK Note”) for delivery deferrals. The PIK Note bears interest at a rate of 10% per annum payable in cash or, in certain situations, in-kind, when certain financial metrics have been met. The PIK Note will mature on June 2, 2020. We also issued warrants to purchase 370,000 common units representing limited partnership interests in the Partnership in exchange of these concessions during 2016. This note is included in Other long-term liabilities in our Consolidated Balance Sheets.
13.              COMMITMENTS AND CONTINGENCIES
Contractual Obligations
The following table presents the minimum contractual obligations for contractual commitments as of December 31, 2016.

	Railcar Leases (1)	Other Operating Leases (2)	Royalty Commitments (3)	Purchase Commitments (4)

	($ in thousands)
Year ending December 31,
2017	$25,684	$587	$230	$29,098
2018	37,193	322	230	26,585
2019	40,204	249	230	24,600
2020	43,232	243	230	23,495
2021	50,108	245	230	21,031
Thereafter	253,691	2,200	1,250	30,598
Total	$450,112	$3,846	$2,400	155,407
Less amount representing interest				(1,188)
Total less interest				$154,219

(1)
Includes minimum amounts payable under various operating leases for railcars as well as estimated costs to transport leased railcars from the manufacturer to our site for initial placement in service. During 2016, we completed negotiations with various railcar lessors pursuant to which we terminated future order of railcars, deferred future railcar deliveries and reduced and deferred payments on existing leases. We accrued $4 million in contract termination charges and $8 million for delivery deferrals. These liabilities are included in Accrued liabilities and Other long-term liabilities in our Consolidated

Balance Sheets. We also issued warrants to purchase 370,000 common units representing limited partnership interests in the partnership in exchange of these concessions.

(2)	Includes lease agreements for land, facilities and equipment.

(3)	Represents minimum royalty payments for various sand mining locations. The amounts paid will differ based on amounts extracted.

(4)	Includes minimum amounts payable under a business acquisition agreement, long-term rail transportation agreements, transload facility agreements, and other purchase commitments.
Operating Leases
We lease railcars, rail track, locomotives, office and terminal facilities, land, and equipment with various terms in connection with our daily operations. Operating lease expense for the years ended December 31, 2016, 2015 and 2014 totaled $40.7 million, $35.1 million and $21.3 million, respectively.
Royalty Commitments
We maintain various royalty agreements related to the extraction of sand in Wisconsin, of which certain agreements require minimum payments if minimum volumes are not extracted on an annual basis.
Purchase Commitments
We entered into several transload services agreements in 2014 with terms from five to ten years with minimum annual commitments. In May 2012, we entered into a railway shipping agreement requiring us to pay a shortfall penalty if minimum annual tonnage levels are not shipped for a term of 10 years commencing on December 1, 2012. We maintain minimum annual purchase commitments with a third-party wet sand supplier with an original term of five years. In addition, we acquired certain sand mining and processing assets in a business acquisition for which we will pay the consideration, including estimated contingent consideration, over five to seven years based on volumes of sand extracted (see Note 3 above for further discussion). For the year ended December 31, 2016, we paid $1.4 million for volume commitment shortfalls at one of our transload facilities. For the years ended December 31, 2015 and 2014, we met or exceeded our minimum commitment requirements under all of our purchase agreements.
Capital Lease Obligations
In April 2014, a five-year contract with a sand processor (“Processor”) became effective to support our sand business in Wisconsin. Under this contract, the Processor financed and built a wet wash processing plant near our Wisconsin operations. As part of the agreement, the Processor wet washes our sand, creates stockpiles of washed sand and maintains the plant and equipment. During the term of the agreement the Processor will own the wet plant along with the equipment and other temporary structures used to support this activity. At the end of the five-year term of the agreement or following a default under the contract by the Processor, we have the right to take ownership of the wet plant and other equipment without charge. Subject to certain conditions, ownership of the plant and equipment will transfer to us at the expiration of the term. We accounted for the wet plant as a capital lease obligation. The original capitalized lease asset and corresponding capital lease obligation totaled $3.3 million. We extinguished this liability in 2015. However, we are still subject to minimum sand purchase obligations after the capital lease is repaid.
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
In December 2015, we entered into an agreement to purchase certain properties and assume leases and other related agreements for future development of sand mining and processing facilities in Wisconsin.  Given the current challenging market conditions for proppant demand, we do not plan to begin development until the North American oil and gas markets improve. Under a mining agreement with a local town, we have assumed contingent obligations to indemnify owners of approximately 39 properties for diminution of value associated with mine operations and limited moving expenses when each landowner decides to sell a property, even if no mine is yet in operation.  As these contingent liabilities cannot be reasonably estimated, no liability has been recorded.
We have not accrued a liability related to the PVAs noted above as management does not believe a future payment is probable or reasonably estimable as of December 31, 2016. We have paid approximately $0.4 million for these guarantees to date.
Letters of Credit
As of December 31, 2016, we had various letters of credit outstanding totaling $10.0 million. These letters of credit support various railcar lease obligations as well as reclamation obligations for sand mining properties and other vendors.
Litigation and Potentially Uninsured Liabilities
We are subject to various claims and litigation arising in the ordinary course of business. We maintain general liability insurance with limits and deductibles that management believes prudent in light of our exposure to loss and the cost of insurance. We had recognized no liabilities as of December 31, 2016 and 2015 related to uninsured claims and litigation, and current uninsured litigation matters are not expected to have a material adverse effect on our financial position, liquidity or results of operations. We expense legal costs related to claims and litigation in the period incurred.
Environmental Matters
On November 21, 2013, the EPA issued a General Notice Letter and Information Request (“Notice”) under Section 104(e) of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA”), to one of our subsidiaries operating within the Fuel segment.  The Notice provides that the subsidiary may have incurred liability with respect to the Reef Environmental site in Alabama, and requested certain information in accordance with Section 107(a) of CERCLA.  We timely responded to the Notice. At this time, no specific claim for cost recovery has been made by the EPA (or any other potentially responsible party) against us. There is uncertainty relating to our share of environmental remediation liability, if any, because our allocable share of wastewater is unknown and the total remediation cost is also unknown.  Consequently, management is unable to estimate the possible loss or range of loss, if any. We have not recorded a loss contingency accrual as of December 31, 2016 and 2015. In the opinion of management, the outcome of such matters is not expected to have a material adverse effect on our financial position, liquidity or results of operations.
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
14.     PROJECT TERMINATIONS
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
During 2016, we negotiated concessions on the majority of our railcar leases pursuant to which we cancelled or deferred deliveries on rail cars and reduced cash payments on a substantial portion of the existing rail cars in our fleets. In exchange for these concessions, we incurred a contract termination charge of $4 million. We issued at par an Unsecured Promissory Note in the aggregate principal amount of $4 million with interest payable in cash or, in certain situations, in-kind, when certain financial metrics have been met. This note bears interest at a rate of 5% percent per annum and is due and payable within 30 days following the date on which financial statements are publicly available covering the first date on which these financial metrics have been met.
The following table illustrates the various contract termination liabilities and exit and disposal reserves included in Accrued liabilities and Other long-term liabilities in our Consolidated Balance Sheets:

($ in thousands)
Balance at December 31, 2015	$1,297
Contract termination charges	4,169
Accretion	38
Payments	(25)
Balance at December 31, 2016	$5,479
15.              RELATED PARTY TRANSACTIONS
Related party transactions included in our Consolidated Balance Sheets and Consolidated Statements of Operations are summarized in the following table:

	2016	2015	2014

	($ in thousands)
Balances for the year ended December 31:
Wages and employee-related costs (1)	$18,010	$27,454	$26,875
General and administrative expense reimbursements (2)	—	280	75
Lease expense	17	25	25

Balances as of December 31:
Accounts receivable	$371	$295	$181
Accounts payable and accrued liabilities	436	553	704

(1)
We do not have any employees.  Our general partner manages our human resource assets, including fringe benefits and other employee-related charges.  We routinely and regularly reimburse our general partner for any employee-related costs paid on our behalf, and report such costs as operating expenses.

(2)	We also paid $40,000 to one of our independent directors for production of a video clip for investors and press in 2015.
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
Services Agreement.    On May 14, 2013, in connection with the closing of the IPO, we entered into an administrative services agreement with Insight Equity, pursuant to which Insight Equity provides specific general and administrative services to us. Under this agreement, we reimburse Insight Equity based on agreed upon formulas for actual travel and other expenses on our behalf. In addition, an executive employee of Insight Equity was the head of the Fuel business. We paid this executive for services rendered to the Fuel business and recorded these costs as a charge to earnings. After the sale of the fuel business, the executive employee became an Emerge Energy Services, GP, LLC employee. The administrative services agreement will remain in force until (i) the date we and Insight Equity mutually agree to terminate it; (ii) the final distribution in liquidation of the Partnership or our subsidiaries; or (iii) the date on which either Insight Equity or its affiliates collectively controls less than 51% of equity of our general partner.
16.              EQUITY-BASED COMPENSATION
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
On May 14, 2013, we granted 530,588 and 265,294 phantom units to our CEO and Sand Officer, respectively.  Half of these phantom units vested after one year, and the remaining half vested on May 14, 2015. For phantom units granted to employees in 2013, we currently assume a 55-month vesting period, which represents management’s estimate of the amount of time until all vesting conditions have been met. Concurrent with the closing of a secondary offering in June 2014 and the exercise of the underwriters’ over-allotment in July 2014, 90,686 of these phantom units vested and common units were issued. For other phantom units granted to employees, we assume a 36 to 48-month vesting period. Restricted units are awarded to our independent directors on each anniversary of our IPO, each with a vesting period of one year. Regarding distributions for independent directors and other employees, distributions are credited to a distribution equivalent rights account for the benefit of each participant and become payable generally within 45 days following the date of vesting.  As of December 31, 2016, the unpaid liability for distribution equivalent rights totaled $0.8 million.
In 2016, we granted 89,475 time based phantom units to certain officers and other employees to vest in equal installments on each anniversary date of the grant over a period of  two years.
The following table summarizes awards granted during the year ended December 31, 2016.

	Total Units	Phantom Units	Restricted Units	Fair Value per Unit at Award Date
Outstanding at December 31, 2015	225,000	216,804	8,196	$21.22
Granted	165,231	89,475	75,756	$7.14
Vested	(56,133)	(47,937)	(8,196)	$22.30
Forfeitures	(44,491)	(44,491)	—	$20.49
Outstanding at December 31, 2016	289,607	213,851	75,756	$13.09

For the years ended December 31, 2016, 2015 and 2014, we recorded non-cash compensation expense relating to equity-based compensation of $0.7 million, $3.5 million, and $9.0 million, respectively, in selling, general and administrative expenses.  Non-cash equity-based compensation expense for continuing operations was $0.4 million, $2.9 million, and $7.9 million for the years ended December 31, 2016, 2015, and 2014, respectively.
As of December 31, 2016, the unrecognized compensation expense related to the grants discussed above amounted to $1.6 million to be recognized over a weighted average of 1.07 years.

17.              INCOME TAXES
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
The composition of our provision for income taxes for continuing operations is as follows:

	Year Ended December 31,
	2016	2015	2014

	($ in thousands)
Texas margin tax	$(192)	$273	$142
Canadian income tax	1	(15)	63
Total provision for income taxes	$(191)	$258	205

We are responsible for our portion of the Texas margin tax that is included in our subsidiaries’ consolidated Texas franchise tax returns.  For our operations in Texas, the effective margin tax rate is approximately 0.75% as defined by applicable state law.  The margin tax qualifies as an income tax under GAAP, which requires us to recognize the impact of this tax on the temporary differences between the financial statement assets and liabilities and their tax basis attributable to such tax.
Discontinued operations
Our provision for income taxes for discontinued operations relates to (i) Texas margin taxes for Direct Fuels, and (ii) federal and state income taxes for Emerge Energy Distributors Inc. (“Distributor”). Distributor reports its income, expenses, gains, and losses as a corporation and is subject to both federal and state income taxes. Federal and state income tax expense and Texas margin tax expense for discontinued operations for the years ended December 31, 2016, 2015, and 2014, respectively was $19 thousand, $231 thousand, and $418 thousand, respectively.
Effective Income Tax Rate
Distributor began operations in May 2013.  For the year ended December 31, 2016, Distributor’s effective income tax rate was 24%. For Distributor, there were no significant differences between book and taxable income.
18.              EARNINGS PER COMMON UNIT
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
Diluted earnings per unit is computed by dividing net income by the weighted-average number of common units outstanding, including participating securities, and increased further to include the number of common units that would have been outstanding had potential dilutive units been exercised.  The dilutive effect of restricted units is reflected in diluted net income per unit by applying the treasury stock method. Under FASB ASC 260-10-45, Contingently Issuable Shares, 93,806 of our outstanding phantom units are not included in basic or diluted earnings per common unit calculations as of December 31, 2016.  We exclude all potentially dilutive restricted units from the diluted earnings per unit calculation for any periods of net loss from continuing operations as their effect would be anti-dilutive.
Basic and diluted earnings per unit are computed as follows:

	Year ended December 31,
	2016	2015	2014

	($ in thousands except per unit data)
Net income (loss) from continuing operations	$(113,215)	$(7,183)	$85,321
Net income (loss) from discontinued operations	40,445	(2,228)	3,758
Net Income (loss)	$(72,770)	$(9,411)	$89,079

Weighted average common units outstanding	24,870,258	23,973,850	23,527,469
Weighted average units deemed participating securities	—	—	542,949
Weighted average number of common units outstanding including participating securities (basic)	24,870,258	23,973,850	24,070,418
Weighted average potentially dilutive units outstanding	—	—	6,019
Weighted average number of common units outstanding (diluted)	24,870,258	23,973,850	24,076,437

Basic earnings (loss) per unit:
Earnings (loss) per common unit from continuing operations	$(4.55)	$(0.30)	$3.54
Earnings (loss) per common unit from discontinued operations	1.63	(0.09)	0.16
Basic earnings (loss) per common unit	$(2.92)	$(0.39)	$3.70

Diluted earnings (loss) per unit:
Earnings (loss) per common unit from continuing operations	$(4.55)	$(0.30)	$3.54
Earnings (loss) per common unit from discontinued operations	1.63	(0.09)	0.16
Diluted earnings (loss) per common unit	$(2.92)	$(0.39)	$3.70

19.       RECURRING FAIR VALUE MEASUREMENTS
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
The Fuel business utilized financial hedging arrangements whereby we hedged a portion of our gasoline and diesel inventory, which reduced our commodity price exposure on some of our activities. As of December 31, 2016 and 2015, we had 0 and 2 open commodity derivative contracts, respectively, to manage fuel price risk.
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
On August 15, 2016, we, as part of the private placement described above, also issued warrants to the Purchaser to purchase approximately 890,000 common units at an exercise price of $10.82 per common unit. The Warrants shall be exercisable for a period of six years from the closing date and include customary provisions and protections, including anti-dilution protections. The fair value of these warrants at issuance date was calculated at $5.56 per unit based on a Black Scholes valuation model, utilizing Level 2 inputs based on the hierarchy established in ASC 820, Fair Value Measurement. This liability is  marked to market each quarter with fair value gains and losses recognized immediately in earnings and included in Other income (expense) on our Consolidated Statements of Operations. We recorded a non-cash mark to market adjustment of $2.1 million during the year ended December 31, 2016.
The fair values of outstanding derivative instruments and warrants and their classifications within our Consolidated Balance Sheets are summarized as follows:

	December 31, 2016	December 31, 2015	Classification

	($ in thousands)
Derivative assets:
Commodity derivative contracts	$—	$621	Assets held for sale
Derivative liabilities:
Interest rate swaps	$227	$472	Accrued liabilities
Commodity derivative contracts	$—	$152	Liabilities held for sale
Warrant liability	$7,019	$—	Other long-term liabilities

The effect of derivative instruments, none of which has been designated for hedge accounting, on our Consolidated Statements of Operations was as follows:

	Year Ended December 31,
	2016	2015	2014	Classification

	(income (expense), $ in thousands)
Interest rate swaps	$(334)	$(820)	$(804)	Interest expense, net
Commodity derivative contracts	(557)	715	1,819	Income from discontinued operations
Warrants	(2,090)	—	$—	Other (expense) income
	$(2,981)	$(105)	$1,015

20.   RETIREMENT PLAN
We sponsor a 401(k) plan for substantially all employees that provides for us to match 100% of participant contributions for a maximum of 5% of the participant’s pay. Additionally, we can make discretionary contributions as deemed appropriate by management. We have suspended all employer contributions to the plan as of July 1, 2016. Our employer contributions totaled $0.3 million, $0.8 million, and $0.7 million for the years ended December 31, 2016, 2015, and 2014, respectively. We classified $118 thousand, $275 thousand, and $272 thousand to Income from discontinued operations, net of taxes for the twelve months ended December 31, 2016, 2015, and 2014, respectively.
21.       SUPPLEMENTAL CASH FLOW DISCLOSURES
The following supplemental disclosures may assist in the understanding of our Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2016	2015	2014

	($ in thousands)
Cash paid for interest	$17,451	$12,755	$5,942
Cash paid for income taxes, net of refunds	221	937	423
Purchases of PP&E and intangible assets accrued but not paid at year-end	2,998	4,364	5,238
Purchases of PP&E accrued in a prior period and paid in the current period	3,364	5,238	1,641
Distribution equivalent rights accrued, net of payments	(349)	618	1,164
Capitalized reclamation costs, net of amounts acquired in business combination	—	113	706
Deferred compensation expense	—	—	122

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that the design and operation of our disclosure controls and procedures were adequate and effective as of the end of the period covered by this report.
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
Management assessed the effectiveness of our internal control over financial reporting, as of December 31, 2016, and has concluded that such internal control over financial reporting was effective as of that date. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in the Internal Control - Integrated Framework (2013).
The effectiveness of our internal control over financial reporting as of December 31, 2016, has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their attestation report included in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting  during the quarter ended December 31, 2016 (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of Emerge Energy Services GP LLC, as General Partner of Emerge Energy Services LP and the Partners of Emerge Energy Services LP
Forth Worth, Texas
We have audited Emerge Energy Services LP’s (the “Partnership”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Emerge Energy Services LP’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Controls and Procedures. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.
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
In our opinion, Emerge Energy Services LP maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Emerge Energy Services LP as of December 31, 2016 and 2015, and the related consolidated statements of operations, partners’ equity, and cash flows for each of the three years in the period ended December 31, 2016 and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Dallas, Texas
March 1, 2017

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

Name	Age	Position
Ted W. Beneski	60	Chairman of the Board and Director
Rick Shearer	66	Chief Executive Officer and Director
Deborah Deibert	52	Chief Financial Officer
Warren B. Bonham	54	Vice President and Director
Nadya Kurani	43	Chief Accounting Officer
Kevin Clark	60	Independent Director
Mark Gottfredson	59	Independent Director
Peter Jones	59	Independent Director
Francis J. Kelly, III	60	Independent Director
Eliot E. Kerlin, Jr.	42	Director
Victor L. Vescovo	51	Director
Ted W. Beneski
Ted W. Beneski was elected Chairman of the Board and appointed as a member of the board of directors of our general partner in April 2012. Since May 2002, Mr. Beneski has served as the Chief Executive Officer and Managing Partner of Insight Equity Holdings LLC. Insight Equity has $1.4 billion of capital under management. Mr. Beneski serves as chairman of the board of directors at a number of Insight Equity's portfolio companies, including Direct Fuels and SSS prior to our initial public offering. Prior to founding Insight Equity, Mr. Beneski was a founding principal of the Carlyle Management Group, a private equity group specializing in investments in turnarounds and special situation investment opportunities, and served as Senior Vice President from January 2000 to May 2002. Mr. Beneski was also co-founder of the Dallas office of Bain & Company, or Bain, a global leader in strategy-based management consulting services, and served as a Senior Partner and Managing Director. His tenure at Bain (both in Boston and Dallas) was from September 1985 to December 1999. While at Bain, Mr. Beneski advised Fortune 100 clients across a wide range of industries in the areas of portfolio and business unit strategy, mergers and acquisitions, operational improvement, organizational and process redesign, new product introduction and growth strategy. Prior to his time at Bain, Mr. Beneski worked for five years as a commercial banker with Bankers Trust in New York and Shawmut Corporation in Boston.
Mr. Beneski also serves as Chairman or Vice Chairman of the Board at the following Insight Equity portfolio companies: Vision Partners, Hirschfeld Industries, Atwood Holdings, Versatile Processing Group Holdings, A.P. Plasman, Flanders Holdings, MB Precision Holdings, Dustex Holdings and Panolam Holdings. Mr. Beneski also serves on the Board of Trustees of Amherst College and Trinity University. Mr. Beneski received his MBA from Harvard Business School and a BA from Amherst College, majoring in economics.
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
Warren B. Bonham
Warren B. Bonham was elected Vice President and appointed as a member of the board of directors of our general partner in April 2012. Since February 2012, Mr. Bonham has been a Partner of Insight Equity Holdings LLC. Additionally, Mr. Bonham previously served as President and Chief Executive Officer of Direct Fuels from January 2008 to August 2016 and as President from June 2006 to December 2007. Mr. Bonham also previously served as Vice President of Hirschfeld Steel, a company that specializes in the fabrication of structural steel components for construction projects such as bridges, industrial and nuclear facilities, mass transit systems, and stadiums, from September 2010 to January 2012 and from June 2006 to December 2007. From August 2002 to May 2006, Mr. Bonham served as the Chief Financial Officer of GES Exposition Services, the largest subsidiary of Viad Corporation, a publicly traded exhibition and event services company. Prior to joining GES Exposition Services, Mr. Bonham served as Chief Financial Officer of Electrolux LLC, a private equity owned direct seller of floor care equipment, from August 1998 to July 2002. From 1995 to 1998, Mr. Bonham worked as a Senior Manager at Bain, where he worked on operational improvement cases in many different industries on three different continents.
Mr. Bonham serves on the board of directors at a number of Insight Equity's portfolio companies, including AEC and SSS prior to our initial public offering. Mr. Bonham received his MBA from Harvard Business School and his Bachelor of Commerce degree from Queen's University where he graduated first in his class. He is also a licensed Chartered Accountant. Mr. Bonham was selected to serve on the board of directors of our general partner due to his affiliation with Insight Equity, his knowledge of the industries in which we operate and his financial and business expertise.
Nadya Kurani
Nadya Kurani was elected Chief Accounting Officer of our general partner in February 2016. Prior to her election as Chief Accounting Officer, Ms. Kurani served as the Director of Financial Reporting of the general partner and as Financial Reporting Manager prior to that role.  Prior to her employment with the general partner, Ms. Kurani served as Financial Reporting Manager of Dave & Buster’s Entertainment, Inc. from April 2013 to November 2014. Prior to that role, Ms. Kurani served at American Eagle Airlines as Accounting Manager from February 2012 to April 2013 as Financial Reporting Manager from June 2011 to January 2012. From September 2009 to June 2011, Ms. Kurani served as Financial Reporting Manager at Thomas Group, Inc. and previously has held various accounting positions since 2003. Ms. Kurani holds a B.B.A. in accounting from Midwestern State University. She is licensed as a Certified Public Accountant in the state of Colorado.
Kevin Clark
Kevin Clark has served as a member of our board of directors since March 2013. From January 2002 to May 2014 he taught classes in corporate strategy and accounting at Vanderbilt University as an Adjunct Professor, a Senior Lecturer and an Associate Professor. Prior to joining the faculty at Vanderbilt, Mr. Clark was a partner at Executive Perspectives Inc., an executive education firm focused on strategy, finance and team building, from October 1985 to November 1998. He is the co-managing partner of RG Clark Family Holdings, LLC, serving in that role since November 2011, and also serving as Secretary and Treasurer from September 2000 to the present. He has also served as an officer and director for other private companies.
Mr. Clark holds a B.S. in physics from Amherst College and an M.S. in computer and information science from Dartmouth College. Mr. Clark was chosen to serve on the board of our general partner due to his expertise in corporate strategy and accounting.
Peter Jones
Peter Jones joined our board of directors in May of 2014. He is the CEO of Hirschfeld Industries, a leading fabricator of steel used in bridges, stadiums, airports, and other structures. He previously was the CEO of Flanders Corporation, a leader in the air filtration industry, a position he held from July of 2014 until June 2016. Since 2009, Mr. Jones has served as an independent advisor to the owners of a number of private companies while they evaluated investment opportunities, handled the operational impacts of rapid growth, reviewed management compensation plans and other deals with assorted issues. During this time, he was on occasion made an employee of employee leasing companies, such as from March to October 2009 as part of Prestige Employee Administrators and from October 2012 to October 2014 as part of Genesis HR Solutions, Inc. Prior to this period of independent contracting, Mr. Jones was involved in the management at a number of private companies, primarily those owned by venture capital and private equity firms.
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
Mr. Kerlin serves as an Executive Vice President and board member for a number of Insight Equity's portfolio companies, including SSS prior to our initial public offering. He received his MBA from Harvard Business School and his Bachelor of Business Administration degree in finance from Texas A&M University. Mr. Kerlin also serves on several non-profit, community and professional boards of directors. Mr. Kerlin was selected to serve on the board of directors of our general partner due to his affiliation with Insight Equity, his knowledge of the industries in which we operate and his financial and business expertise.
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
Mr. Vescovo also serves as a board member of all of Insight Equity's portfolio companies. Mr. Vescovo received his MBA from the Harvard Business School where he graduated as a Baker Scholar. He also received a Master's Degree from the Massachusetts Institute of Technology and earned a double major Bachelor of Arts in economics and political science from Stanford University.
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
Corporate Governance
The board of directors of our general partner has adopted corporate governance guidelines to assist it in the exercise of its responsibilities to provide effective governance over our affairs for the benefit of our unitholders. In addition, we have adopted a code of business conduct and ethics, which sets forth legal and ethical standards of conduct for all our officers, directors, and employees. The corporate governance guidelines, the code of business conduct and ethics and the charters of our audit and conflicts committees are available on our website at www.emergelp.com and in print without charge to any unitholder who requests any of them. A unitholder may make such a request in writing by mailing such request to Investor Relations, Emerge Energy Services LP, 6000 Western Place Suite 465, Fort Worth, Texas 76107. Amendments to, or waivers from, the code of business conduct and ethics will also be available on our website and reported as may be required under SEC rules; however, any technical, administrative or other non-substantive amendments to the code of business conduct and ethics may not be posted. Please note that the preceding

Internet address is for information purposes only and is not intended to be a hyperlink. Accordingly, no information found or provided at that Internet address or at our website in general is intended or deemed to be incorporated by reference herein.
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
Communication with the Board of Directors
A holder of our units or other interested party who wishes to communicate with the non-management directors or independent directors of our general partner may do so by writing in an envelope marked “Confidential” to the Independent Members of the Board, at 6000 Western Place # 465, Fort Worth, Texas 76107.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our general partner's board of directors and executive officers, and persons who own more than 10 percent of a registered class of our equity securities, to file with the SEC and any exchange or other system on which such securities are traded or quoted initial reports of ownership and reports of changes in ownership of our common units and other equity securities. Officers, directors and greater than 10 percent unitholders are required by the SEC's regulations to furnish to us and any exchange or other system on which such securities are traded or quoted with copies of all Section 16(a) forms they filed with the SEC. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that all reporting obligations of our general partner's officers, directors and greater than 10 percent unitholders under Section 16(a) were satisfied during the year ended December 31, 2016 except as described below.
Due to administrative oversight, Ms. Deibert did not timely report the exempt withholding of common units to satisfy her tax withholding obligation related to the vesting of restricted units on January 1, 2016. Ms. Deibert reported the withholding in an otherwise timely Form 4 filed on February 10, 2016.
Due to administrative oversight, Messrs. Clark, Gottfredson, Jones and Kelly did not timely report the exempt grant of restricted units to each of them on May 14, 2016. Messrs. Clark, Gottfredson, Jones and Kelly each reported the grant in a Form 4 filed on June 17, 2016, June 20, 2016, June 27, 2016 and June 27, 2016, respectively.
Due to administrative oversight, Mr. Shearer did not timely report the exempt withholding of common units to satisfy his tax withholding obligation related to the vesting of restricted units on July 1, 2016. Mr. Shearer reported the withholding in a Form 4 filed on July 6, 2016.

ITEM 11.	COMPENSATION DISCUSSION AND ANALYSIS
The board of directors of our general partner develops our executive compensation policies and determines the amounts and elements of compensation for our named executive officers. This Compensation Discussion and Analysis describes our executive compensation programs for our named executive officers for the 2016 fiscal year, who were:

•	Rick Shearer, Chief Executive Officer of Emerge Energy Services GP LLC, our general partner;

•	Joseph C. Tusa, Jr., former Chief Financial Officer of our general partner;

•	Deborah Deibert, Chief Financial Officer of our general partner.

•	Warren Bonham, Vice President of our general partner; and

•	Nadya Kurani, Chief Accounting Officer of our general partner.
On January 11, 2016, Mr. Tusa resigned as Chief Financial Officer of our general partner, effective as of January 29, 2016. On February 8, 2016, the board of directors of our general partner appointed Ms. Deibert as Chief Financial Officer of our general partner and Ms. Kurani as Chief Accounting Officer of our general partner.
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
To aid the board of directors of our general partner in making its determination, our Chief Executive Officer provides recommendations annually to the board of directors of our general partner regarding the compensation of all executive officers (other than himself) based on the overall corporate achievements during the period being assessed and his knowledge of the individual contributions to our success by each named executive officer. The overall performance of our named executive officers as a team is reviewed annually by the board of directors of our general partner.
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
Prior to April 15, 2016, pursuant to the terms of his employment letter agreement with our general partner, Mr. Shearer was entitled to a formulaic base salary increase of at least 4 percent each year based on satisfactory execution of applicable business goals. Following an amendment to Mr. Shearer’s employment letter agreement effective as of April 15, 2016, the board of directors of our general partner will review Mr. Shearer’s annual base salary at least annually in the normal course of business, and may increase Mr. Shearer’s base salary in its sole discretion after giving consideration to base salaries of similarly-situated chief executive officers. Based on changes in company performance and increases in the cost of living, the board of directors decided to increase Mr. Shearer’s annual base salary from $500,000 to $525,000, effective November 1, 2016, in connection with a second amendment to his employment letter agreement.
In February 2016, in connection with Ms. Deibert’s promotion to Chief Financial Officer of our general partner and Ms. Kurani’s promotion to Chief Accounting Officer of our general partner, their annual base salaries were increased from $225,000 to $280,000 and $125,000 to $165,000, respectively, to reflect their increased roles and responsibilities.
The following table sets forth our named executive officers’ 2016 annual base salaries. The actual base salaries paid to our named executive officers during 2016 are set forth in the “Summary Compensation Table” below.

Named Executive Officer	2016 Annual Base Salary
Rick Shearer (1)	$525,000
Joseph C. Tusa, Jr.	$335,000
Deborah Deibert (2)	$280,000
Warren Bonham	$210,000
Nadya Kurani (3)	$165,000

(1)	Mr. Shearer’s annual base salary was increased from $500,000 to $525,000 effective November 1, 2016.

(2)	Ms. Deibert’s annual base salary was increased from $225,000 to $280,000, effective February 8, 2016, in connection with her promotion to Chief Financial Officer.

(3)	Ms. Kurani’s annual base salary was increased from $125,000 to $165,000, effective February 8, 2016, in connection with her promotion to Chief Accounting Officer.
In January 2017, the board of directors of our general partner approved base salary increases for Mr. Bonham and Mses. Deibert and Kurani of 5%, 5% and 10%, respectively, effective January 1, 2017. These increases were determined primarily based on economic conditions, the board members’ understanding of base salaries for comparable positions at peer companies, officer tenure, and base salaries of the officers relative to one another.
Annual Bonuses
In addition to base salaries, our executives are also eligible to receive annual incentive bonuses. For 2016, annual incentive bonuses were (or would have been, as applicable) targeted at the percentage of each executive’s annual base salary shown below. Additionally, the board of directors of our general partner may award discretionary bonuses based on company and individual performance.

Named Executive Officer	2016 Target Bonus as a Percent of Base Salary
Rick Shearer	80%
Joseph C. Tusa, Jr.	75%
Deborah Deibert (1)	50%
Warren Bonham	40%
Nadya Kurani (2)	40%

(1)	Ms. Deibert’s target bonus as a percentage of base salary was increased from 45% to 50% effective February 8, 2016 in connection with her promotion to Chief Financial Officer.

(2)	Ms. Kurani’s target bonus as a percentage of base salary was increased from 25% to 40% effective February 8, 2016 in connection with her promotion to Chief Accounting Officer.
For 2016, Mr. Bonham’s annual incentive bonus was determined based on the individual adjusted EBITDA  results for Direct Fuels and AEC. The applicable threshold and target levels and associated payouts are listed below, with achievement between the threshold level and target level determined by straight-line interpolation. There was no maximum funding level under Mr. Warren’s annual incentive bonus plan.

Direct Fuels	Adjusted EBITDA	Payout (as a percentage of base salary)
Threshold	$4,000,000	10%
Target	$6,965,484	40%

AEC	Adjusted EBITDA	Payout (as a percentage of base salary)
Threshold	$3,900,000	10%
Target	$6,918,000	40%

Adjusted EBITDA used by management for Mr. Bonham’s bonus calculation in 2016 is calculated as: net income plus interest expense, tax expense, depreciation, depletion and amortization expense, non-cash charges and unusual or non-recurring charges less interest income, tax benefits, and selected gains that are unusual or non-recurring.
Based on the 2016 adjusted EBITDA achieved by Direct Fuels of $3.7 million and AEC of $10.0 million, we awarded Mr. Warren a cash bonus equal to $51,644, comprised of a $46,340 bonus attributable to adjusted EBITDA achieved by AEC and a $5,304 bonus attributable to adjusted EBITDA achieved by Direct Fuels.
For 2016, in light of macroeconomic conditions within the frac sand industry, the board of directors of our general partner determined that annual bonuses for Mr. Shearer and Mses. Deibert and Kurani should not be based on adjusted EBITDA results for SSS or Emerge, as applicable, as was the case for 2015. Instead, the board of directors of our general partner elected to award Mr. Shearer with a $50,000 discretionary bonus based on his strong individual performance in the current market environment and to award Mses. Deibert and Kurani with retention bonuses to incentivize each executive’s continued employment with our general partner, as described below. Mr. Tusa was not eligible to receive an annual incentive bonus because he terminated his employment prior to the determination of his annual incentive bonus opportunity for the 2016 fiscal year.
Retention Bonus Agreements
In October 2016, Mses. Deibert and Kurani received retention bonuses equal to $46,666 and $27,500, based on 2 months of the current base salary, respectively, pursuant to the terms of the retention bonus letter provided to each of these executives in February 2016. Pursuant to the terms of the retention bonus letters, Mses. Deibert and Kurani would receive a one-time retention bonus in an amount equal to $46,666 and $27,500, respectively, subject to the executive’s continued employment with our general partner until September 30, 2016 or her termination of employment without cause prior to that date. The retention bonuses would also become payable in the event a change in control occurred prior to September 30, 2016, and the executive either remained employed by our general partner until immediately prior to the change in control or she was terminated without cause prior to such change in control.
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
To reward and retain our named executive officers in a manner that aligns their interests with our unitholders’ interests, we have historically used phantom units as the incentive vehicle for long-term compensation. We have granted phantom units in connection with specific events, such as our IPO, promotions or in lieu of other forms of compensation. Because employees realize increased value from phantom units if our unit price increases, we believe phantom units provide meaningful incentives to achieve increases in the value of our units over time. Grants of phantom units are typically accompanied by grants of distribution equivalent rights (“DERs”), which entitle the holder of the award to receive distributions in an amount equal to any distributions to our common unitholders.
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
In February 2016, in connection with Ms. Deibert’s promotion to Chief Financial Officer and Ms. Kurnai’s promotion to Chief Accounting Officer, we granted Mses. Deibert and Kurani phantom unit awards covering 14,000 phantom units and 7,000 phantom units, respectively. The awards will vest with respect to 50% of the units on each of the first and second anniversaries of January 1, 2016, subject to the executive’s continued service with our general partner, or immediately prior to a change in control (subject to the executive remaining in continuous service with our general partner until immediately prior to such change in control).
In November 2016, in connection with the second amendment to Mr. Shearer’s employment letter agreement with the general partner, Mr. Shearer was granted a phantom unit award of 61,475 units covering a number of units equal to one and one-half of this current annual base salary divided by the per-unit closing price on the grant date (November 1, 2016). The award will vest with respect to 50% of the units subject thereto on each of the first and second anniversaries of November 1, 2016, subject to Mr. Shearer’s continued service, or immediately prior to a change in control (subject to the executive remaining in continuous service with our general partner until immediately prior to such change in control). In addition, if Mr. Shearer’s employment is terminated without cause, a prorated number of unvested phantom units will vest.
Mr. Bonham did not receive an equity award in 2016. Mr. Tusa forfeited his unvested phantom unit awards in connection with his termination of employment in January 2016.
In January 2017, we granted Mses. Deibert and Kurani additional discretionary phantom unit awards covering 7,500 phantom units and 3,750 phantom units, respectively. The awards will vest with respect to 50% of the units subject thereto on each of the first and second anniversaries of January 1, 2017, subject to the executive’s continued service with our general partner, or immediately prior to a change in control (subject to the executive remaining in continuous service with our general partner until immediately prior to such change in control). In addition, if the executive’s employment is terminated without cause, a prorated number of unvested phantom units will vest.
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
Through its subsidiaries, our general partner maintains a 401(k) retirement savings plans for its employees who satisfy certain eligibility requirements. Mr. Bonham does not participate in our 401(k) retirement savings plans because of his association with Insight Equity. The Internal Revenue Code of 1986, as amended (the “Code”), allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. We believe that providing a vehicle for tax-deferred retirement savings though a 401(k) plan adds to the overall desirability of our executive compensation package and further incentivizes our employees, including the named executive officers, in accordance with our compensation policies.
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
Accounting Standards
ASC Topic 718, Compensation-Stock Compensation (“ASC 718”) requires us to recognize an expense for the fair value of equity-based compensation awards. Grants of phantom units and restricted units under our equity incentive award plan are accounted for under ASC 718. The board of directors of our general partner regularly considers the accounting implications of significant compensation decisions, especially in connection with decisions that relate to our equity incentive award plan. As accounting standards change, we may revise certain programs to appropriately align accounting expenses of our equity awards with our overall executive compensation philosophy and objectives.

Summary Compensation Table

Name and Principal Position	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Rick Shearer
Chief Executive Officer
2016	510,961	50,000	787,495	—	15,800	1,364,256
2015	475,000	15,000	999,928	—	28,223	1,518,151
2014	425,000	—	—	928,886	17,877	1,371,763
Joseph C. Tusa, Jr. (5)
Chief Financial Officer
2016	25,769	—	—	—	8,721	34,490
2015	212,596	6,663	199,987	—	101,240	520,486
Deborah Deibert (6)
Chief Financial Officer
2016	273,654	46,666	45,920	—	9,983	376,223
2015	206,423	6,750	67,260	—	14,864	295,297
Warren Bonham
Vice President
2016	210,000	—	—	51,644	3,130	264,774
2015	210,000	—	—	14,151	3,665	227,816
2014	200,000	200,000	—	35,727	3,500	439,227
Nadya Kurani (7)
Chief Accounting Officer
2016	160,385	27,500	22,960	—	7,194	218,039

(1)
For 2016, the amounts include (i) a discretionary bonus of $50,000 paid to Mr. Shearer based on his individual performance and (ii) retention bonuses earned by Mses. Deibert and Kurani in 2016. For 2016, Mr. Bonham earned an annual incentive bonus in connection with the achievement of pre-established adjusted EBITDA results for Direct Fuels and AEC. Mr. Bonham’s annual incentive bonus earned in 2016 was paid in 2017.

(2)
The amounts illustrated in this column reflect the aggregate grant date fair value of phantom unit awards made in 2016. The values are calculated in accordance with GAAP. For a discussion of the assumptions used to calculate the value of all phantom unit awards made to named executive officers, refer to Note 16 to our financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2016.

(3)
For 2016, the amounts include annual incentive bonuses earned in connection with the achievement of pre-established adjusted EBITDA targets. Mr. Bonham’s bonus was determined based on adjusted EBITDA results for Direct Fuels and AEC. Annual incentive bonuses earned in 20165 were paid in 2017.

(4)
The following table sets forth the amount of each other item of compensation paid to, or on behalf of, our named executive officers in 2016 included in the “All Other Compensation” column. Amounts for each other item of compensation are valued based on the aggregate incremental cost to us, in each case without taking into account the value of any income tax deductions for which we may be eligible.

Name	Company Contributions to 401(k) Plan ($)	Company Contributions to Health Savings Account ($)	Reimbursement for Executive Physical Allowance ($)	Severance Payments ($)	Payment for Unused Paid Time Off ($)
Rick Shearer	12,500	3,300	—	—	—
Joseph C. Tusa, Jr	1,288	—	—	—	7,433
Deborah Deibert	6,683	3,300	—
Warren Bonham	—	—	3,130	—	—
Nadya Kurani	3,894	3,300	—	—	—

(5)	Mr. Tusa terminated employment on January 29, 2016.

(6)	Ms. Deibert was not a “named executive officer” of the company in 2014.

(7)	Ms. Kurani was not a “named executive officer” of the company in 2014 or 2015.
Grants of Plan-Based Awards in 2016
The following table sets forth information regarding grants of plan-based awards made to our named executive officers during the year ended December 31, 2016:

		Estimated Possible Payouts under Non-Equity Incentive Plan Awards (1)
Name	Grant Date	Threshold ($)	Target ($)	Maximum (S)	All Other Stock Awards: Number of Units (#) (2)	Grant Date Fair Value of Stock Awards ($) (3)
Rick Shearer	11/1/2016	—	—	—	61,475	12.81
Deborah Deibert	2/8/2016	—	—	—	14,000	3.28
Warren Bonham	—	22,050	88,199	485,093	—	—
Nadya Kurani	2/8/2016	—	—	—	7,000	3.28

(1)
Amounts shown in these columns represent Mr. Bonham’s non-discretionary incentive bonus opportunity under the 2016 bonus program in which he participated. The “Target” amount represents Mr. Bonham’s target bonus if the performance goal under the bonus program was achieved at the target level and the “Threshold” amount represents Mr. Bonham’s minimum bonus if the performance goal under the bonus program was achieved at the minimum level. There was no maximum funding level under this bonus program.

(2)
Consists of time-base vesting phantom units awards which the board of directors of our general partner approved in 2016. For details of each award, see “Elements of Executive Compensation - Equity Awards” above.

(3)	The amounts illustrated in this column reflect the aggregate grant date fair value of phantom unit awards made in 2016. The values are calculated in accordance with GAAP.
Narrative Disclosure to Summary Compensation Table
Employment Letters
Our general partner is a party to employment letters with Mr. Shearer and Mses. Deibert and Kurani and was a party to an employment letter with Mr. Tusa prior to his termination of employment, each of which is described below. We have not entered into an employment letter or employment agreement with Mr. Bonham.
Rick Shearer. Our general partner and Mr. Shearer are parties to an amended employment letter agreement, dated May 29, 2013 (as amended effective April 15, 2016 and November 2, 2016, the “Amended Shearer Letter”), that provides for Mr. Shearer’s employment as Chief Executive Officer of our general partner. The Amended Shearer Letter amends and restates the employment letter agreement between SSS and Mr. Shearer, dated March 23, 2010 and amended May 17, 2011, which was assigned to our general partner in connection with our IPO. In April 2016, the Amended Shearer Letter was amended so that it will expire on December 31, 2020 (extended from December 31, 2016), unless earlier terminated. The term of the Amended Shearer Letter is subject to automatic one-year renewals unless either our general partner or Mr. Shearer gives written notice of termination at least 60 days prior to the end of the applicable term.

Under the Amended Shearer Letter, Mr. Shearer’s annual base salary is $525,000, which the board of directors of our general partner will review at least annually in the normal course of business and may increase in its sole discretion after giving consideration to base salaries of similarly-situated chief executive officers, and Mr. Shearer is eligible to receive an annual discretionary cash performance bonus under any general partner bonus plan or program applicable to similarly-situated employees. The Amended Shearer Letter also provides that Mr. Shearer is eligible to participate in the welfare benefit plans maintained by our general partner on the same basis as similarly-situated employees, and is entitled to annual physical examinations, paid by our general partner, in an amount up to $3,000 per year.
In November 2016, the Amended Shearer Letter was amended to provide that Mr. Shearer will be granted, on each of November 1, 2017 and November 1, 2018 (subject to the approval of the board of directors of our general partner and Mr. Shearer’s continued employment through the applicable grant date), a phantom unit award covering a number of phantom units equal to (i) with respect to the November 1, 2017 phantom unit award, one and one-half his then-current annual base salary and (ii) with respect to the November 1, 2018 phantom unit award, one-half his then-current base salary on the second grant date, in each case, divided by the per-unit closing price of a unit on the applicable grant date. Each of the phantom unit awards will vest with respect to 50% of the units subject thereto on each of the first and second anniversaries of the applicable grant date, subject to Mr. Shearer’s continued service. In addition, (i) any of these then-outstanding phantom unit awards will accelerate and vest in full immediately prior to a change in control and (ii) if Mr. Shearer is terminated by us without cause, then a prorated number of unvested phantom units will vest with respect to any of these then-outstanding phantom unit awards.
Joseph C. Tusa, Jr. In April 2015, we entered into an employment letter with Joseph C. Tusa, Jr. pursuant to which Mr. Tusa served as Chief Financial Officer of our general partner until the termination of his employment in 2016 (the “Tusa Letter”). Under the Tusa Letter, Mr. Tusa’s annual base salary was $335,000 and he was eligible to receive an annual cash bonus targeted at 75% of his base salary. On May 4, 2015, we granted Mr. Tusa two phantom unit awards each covering a number of Emerge’s units equal to $100,000 divided by the per-unit closing price on May 4, 2015. We also agreed to provide Mr. Tusa with relocation and temporary living assistance, including 50% of the selling costs incurred in connection with the actual sale of his residence, actual out-of-pocket moving costs not to exceed $90,000, and an allowance for temporary living expenses for up to six months not to exceed $2,000 per month. Mr. Tusa was also entitled to participate in the health and welfare benefit plans maintained by our general partner on the same basis as similarly-situated employees.
Mr. Tusa terminated employment on January 29, 2016.
Deborah Deibert. On October 29, 2015, we entered into a promotion letter with Deborah Deibert pursuant to which Ms. Deibert began serving as Chief Accounting Officer of our general partner (the “Deibert Letter”) effective November 13, 2015. Under the Deibert Letter, Ms. Deibert’s initial annual salary was $225,000 and she was eligible to receive an annual cash bonus for 2015 targeted at 45% of her base salary. Ms. Deibert is also entitled to participate in the health and welfare benefit plans maintained by our general partner on the same basis as similarly-situated employees. On February 8, 2016, in connection with Ms. Deibert’s appointment to Chief Financial Officer, we amended the Deibert Letter (as amended due to her promotion to CFO, the “Amended Deibert Letter”) to increase Ms. Deibert’s annual salary to $280,000, to increase Ms. Deibert’s target annual cash bonus to 50% of her base salary and to enhance Ms. Deibert’s severance benefits.
Nadya Kurani. On February 8, 2016, we entered into a promotion letter with Nadya Kurani pursuant to which Ms. Kurani began serving as Chief Accounting Officer of our general partner (the “Kurani Letter”) effective February 8, 2016. Under the Kurani Letter, Ms. Kurani’s annual salary is $165,000 and she was eligible to receive an annual cash bonus for 2016 targeted at 40% of her base salary. Ms. Kurani is also entitled to participate in the health and welfare benefit plans maintained by our general partner on the same basis as similarly-situated employees. Prior to Ms. Kurani’s appointment to Chief Accounting Officer, her annual salary was $125,000 and her target annual cash bonus was 25% of her annual salary.
The Amended Shearer Letter, the Tusa Letter, the Amended Deibert Letter and the Kurani Letter also provide or provided for certain payments and benefits upon a termination of employment in certain circumstances by our general partner without “cause” (as defined in the applicable employment letter), as described under “Potential Payments Upon a Termination or Change of Control” below.

Outstanding Equity Awards at December 31, 2016
The following table summarizes the number of shares of our common units underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2016:

Name	Grant Date	Number of Units That Have Not Vested (#)	Market Value of Units That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Units That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Units That Have Not Vested ($)(2)
Rick Shearer	7/1/15 (3)	9,081	111,787	—	—
	7/1/15 (4)	—	—	13,623	167,699
	11/1/16 (5)	61,475	756,757	—	—
Deborah Deibert	1/1/15 (6)	400	4,924	—	—
	10/26/15 (6)	4,666	57,438	—	—
	2/8/16 (7)	14,000	172,340	—	—
Warren Bonham	5/4/13 (8)	—	—	82,974	1,767,346
Nadya Kurani	2/8/16 (7)	7,000	86,170	—	—

(1)	The market value of phantom units that have not vested is calculated based on the closing trading price of our common units as reported on the New York Stock Exchange on December 31, 2016 ($12.31).

(2)	The payout value for Mr. Bonham includes $745,936 of outstanding DERs that were accrued as of December 31, 2016 and will be paid once the underlying phantom unit award and associated DERs vest.

(3)
This phantom unit award vests, subject to continued service, in equal installments on the first, second and third anniversaries of the vesting commencement date (July 1, 2015). In addition, this phantom unit award may be subject to accelerated vesting immediately prior to a change in control or upon a qualifying termination of service.

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

(5)
This phantom unit award vests, subject to continued service, in equal installments on the first and second anniversaries of the vesting commencement date (November 1, 2016). In addition, this phantom unit award may be subject to accelerated vesting immediately prior to a change in control or upon a qualifying termination of service.

(6)
These phantom unit awards vest, subject to continued service, in equal installments on the first, second, and third anniversaries of the vesting commencement date (January 1, 2015 or October 1, 2015, as applicable). In addition, these phantom unit awards may be subject to accelerated vesting immediately prior to a change in control.

(7)
These phantom unit awards vest, subject to continued service, in equal installments on the first and second anniversaries of the vesting commencement date (January 1, 2016). In addition, these phantom unit awards may be subject to accelerated vesting immediately prior to a change in control.

(8)
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

Option Exercises and Stock Vested
The following table provides information regarding the value realized by each of the named executive officers as a result of phantom units that vested during fiscal year 2016:

Name	Number of Units Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Rick Shearer	3,299	38,037
Deborah Deibert	1,829	26,317

(1)	Represents the product of the number of phantom units which vested and the closing price of our common units on the vesting date.
Potential Payments Upon a Termination or Change of Control
Employment Letters
Rick Shearer. The Amended Shearer Letter provides that if Mr. Shearer’s employment is terminated (i) by our general partner without “cause” (as defined in the Amended Shearer Letter), (ii) due to his death or disability, or (iii) due to our election not to extend the employment period when Mr. Shearer is willing and able, at the time of such election, to continue performing services to us in accordance with the terms of the Amended Shearer Letter, then, subject to Mr. Shearer’s timely execution and non-revocation of a general release of claims, Mr. Shearer will be entitled to receive an amount equal to twice his then-current annual base salary, payable in a cash lump sum amount within sixty days after the termination date.
Joseph C. Tusa, Jr. The Tusa Letter provided that if Mr. Tusa’s employment was terminated by our general partner without “cause” (as defined in the Tusa Letter), then, subject to Mr. Tusa’s timely execution and non-revocation of a general release of claims, Mr. Tusa would be entitled to receive (a) an amount equal to his annual base salary, payable in a cash lump sum amount on the 60th day following the termination date, and (b) partial accelerated vesting of the time-vesting phantom unit award granted to him in connection with his hiring in May 2015. Mr. Tusa resigned in 2016 and did not receive any severance payments or benefits.
Deborah Deibert. The Deibert Letter provides that if Ms. Deibert’s employment is terminated by our general partner without “cause” (as defined in the Deibert Letter), then, subject to her timely execution and non-revocation of a release of claims, Ms. Deibert will be entitled to receive an amount equal to six months of her then current annual base salary, payable in a cash lump sum amount on the 60th day following her termination date. The Amended Deibert Letter, which became effective on February 8, 2016, enhanced Ms. Deibert’s severance benefits such that Ms. Deibert would be entitled to receive an amount equal to nine months of her then current annual base salary.
Warren Bonham. Except with respect to his phantom unit awards (described below), Mr. Bonham is not eligible to receive any severance or change in control benefits.
Nadya Kurani. The Kurani Letter provides that if Ms. Kurani’s employment is terminated by our general partner without “cause” (as defined in the Kurani Letter), then, subject to her timely execution and non-revocation of a release of claims, Ms. Kurani will be entitled to receive an amount equal to six months of her then current annual base salary, payable in a cash lump sum amount on the 60th day following her termination date.
Phantom Unit Awards
Phantom unit awards held (or previously held, as applicable) by our named executive officers will accelerate and vest in full immediately prior to a change in control. In addition, all time-vesting phantom unit awards granted to Messrs. Shearer and Tusa and each time-vesting phantom unit award granted to Mses. Deibert and Kurani on January 4, 2017 provide for partial accelerated vesting upon a termination of service without “cause” (as defined in the applicable award agreement).
Summary of Potential Payments
The following table summarizes the payments that would be made to our named executive officers upon the occurrence of certain qualifying terminations of employment or a change in control event, assuming such named executive officer’s termination of employment occurred on December 31, 2016 and, where relevant, that a change in control occurred on December 31, 2016. Amounts shown in the table below do not include (1) accrued but unpaid salary and (2) other benefits earned or accrued by the named executive officer during his employment that are available to all salaried employees, such as accrued vacation.

Name	Termination Due to Death or Disability ($)	Change in Control (No Termination) ($)	Qualifying Termination (Not in Connection with Change of Control) ($)	Qualifying Termination (In Connection with Change of Control) ($)
Rick Shearer
Cash Severance	1,050,000	—	1,050,000	1,050,000
Phantom Unit Acceleration	—	1,036,243	49,420	279,486
Total	1,050,000	1,036,243	1,099,420	1,329,486
Deborah Deibert
Cash Severance	—	—	210,000	210,000
Phantom Unit Acceleration	—	234,702	—	234,702
Total	—	234,702	210,000	444,702
Warren Bonham	—	—	—
Cash Severance	—	—	—	—
Phantom Unit Acceleration	—	1,767,346	—	1,767,346
Total	—	1,767,346	—	1,767,346
Nadya Kurani
Cash Severance	—	—	82,500	82,500
Phantom Unit Acceleration	—	86,170	—	86,170
Total	—	86,170	82,500	168,670
Mr. Tusa terminated his employment with us effective January 29, 2016. Mr. Tusa did not receive any severance payments or benefits in connection with his termination of employment.
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
2016 Director Compensation Table

Name (1)	Fees Earned in Cash ($)(2)	Stock Awards ($)(3)	Total ($)
Kevin Clark	62,500	74,998	137,498
Mark Gottfredson	52,500	74,998	127,498
Peter Jones	50,000	74,998	124,998
Francis J. Kelly, III	62,500	74,998	137,498

(1)
Only non-employee directors who are not affiliated with us, our general partner, or certain Insight Equity affiliates are eligible to receive cash and/or equity compensation pursuant to the Director Plan.

(2)	The amounts shown in this column include the annual retainer and any individual retainers for serving as the chair or non-chair committee member, in each case earned in 2016.

(3)
The amounts shown in this column reflect the aggregate grant date fair value of restricted units awards granted in 2016, calculated in accordance with financial accounting standards. The total number of restricted units outstanding as of the end of the 2016 fiscal year for each non-employee director was 75,756.

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
The following table sets forth certain information regarding the beneficial ownership of units as of February 21, 2017 (the “Ownership Reference Date”) by:

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
The percentage of units beneficially owned is based on a total 30,071,969 common units outstanding as of the Ownership Reference Date. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them and their address is 6000 Western Place, Suite 465, Fort Worth, Texas 76107.

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units to be Beneficially Owned
Insight Equity (1)	7,168,545	23.8%
Ted W. Beneski (2)	1,172,624	3.9%
Rick Shearer	219,743	*
Victor L. Vescovo	139,752	*
Warren B. Bonham	6,899	*
Deborah Deibert	6,677	*
Mark Gottfredson	12,291	*
Francis J. Kelly III	6,285	*
Kevin Clark	5,764	*
Eliot E. Kerlin, Jr.	2,408	*
Peter Jones	2,823	*
Nadya Kurani	2,357	*
All directors and officers as a group (11 persons)	8,746,168
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

Securities Authorized for Issuance under Equity Compensation Plans
The following table summarizes certain information regarding our equity compensation plans, including our LTIP, as of December 31, 2016. Our LTIP allows for awards of options, phantom units, restricted units, unit awards, other unit awards and unit appreciation rights.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
	(a)(1)	(b)	(c)(2)
Equity compensation plans approved by security holders	289,607	$—	1,078,634
Equity compensation plans not approved by security holders	—	—	—
Total	289,607	$—	1,078,634

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
Ownership Interests of Certain Executive Officers and Directors of Our General Partner
Insight Equity owns 7,168,545 common units representing a 23.8% limited partner interest in us, and is controlled by Ted Beneski and Victor Vescovo, the Chairman of the Board and each a member of our board of directors. Emerge Energy Services Holdings LLC is the sole member of our general partner. Emerge Energy Services Holdings LLC is controlled by Insight Equity.
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
Further information required for this item is provided in Part I, Item 1. Business - Overview, Part III, Item 10. Directors, Executive Officers and Corporate Governance and Note 15, Related Party Transactions, included in the notes to the audited consolidated financial statements included in Part II, Item 8. Financial Statements and Supplementary Data.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
We have engaged BDO USA, LLP (“BDO”) as our independent registered public accounting firm. The following table sets forth fees billed for professional serviced rendered by BDO to audit our annual financial statements and for other services in 2016 and 2015, including out-of-pocket expenses billed.

	Year Ended December 31,
	2016	2015

	($ in thousands)
Audit fees (1)	$1,434	$1,775
Audit-related fees (2)	11
Tax fees (3)	—	4
Total	$1,445	$1,779

(1)
Consists primarily of services provided in connection with the audit of the annual financial statements, audit of internal control over financial reporting, review of quarterly financial statements, services related to offering documents and advice on accounting policies.

(2)	Consists primarily of services performed related to the 401(k) audit.

(3)	Represents fees for professional services in connection with tax compliance and planning.
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
The Audit Committee reviews the external auditors' proposed scope and approach as well as the performance of the external auditors. It also has direct responsibility for resolution of and sole authority to resolve any disagreements between our management and our external auditors regarding financial reporting, regularly reviews with the external auditors any problems or difficulties the auditors encounter in the course of their audit work, and, at least annually, uses its reasonable efforts to obtain and review a report from the external auditors addressing the following (among other items):

•	the external auditors' internal quality-control procedures;

•	any material issues raised by the most recent internal quality-control review, or peer review, of the external auditors;

•	the independence of the external auditors;

•	the aggregate fees billed by the external auditors for each of the previous two fiscal years; and

•	the rotation of the external auditors' lead partner.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1).	Financial Statements. See “Index to Financial Statements” on page 63.

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
ITEM 16.    FORM 10-K SUMMARY
None
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 1, 2017

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

Signature	Title	Date

/s/ Rick Shearer	President, Chief Executive Officer and Director	March 1, 2017
Rick Shearer	(principal executive officer)

/s/ Deborah Deibert	Chief Financial Officer	March 1, 2017
Deborah Deibert	(principal financial officer)

/s/ Nadya Kurani	Chief Accounting Officer	March 1, 2017
Nadya Kurani	(principal accounting officer)

/s/ Ted W. Beneski	Chairman of the Board and	March 1, 2017
Ted W. Beneski	Director

/s/ Warren B. Bonham	Director	March 1, 2017
Warren B. Bonham

/s/ Kevin Clark	Director	March 1, 2017
Kevin Clark

/s/ Mark Gottfredson	Director	March 1, 2017
Mark Gottfredson

/s/ Peter Jones	Director	March 1, 2017
Peter Jones

/s/ Francis J. Kelly, III	Director	March 1, 2017
Francis J. Kelly, III

/s/ Eliot E. Kerlin, Jr.	Director	March 1, 2017
Eliot E. Kerlin, Jr.

/s/ Victor L. Vescovo	Director	March 1, 2017
Victor L. Vescovo

INDEX TO EXHIBITS

Exhibit Number	Description

2.1
Purchase and Sale Agreement, dated as of June 23, 2016, by and between Emerge Energy Services Operating LLC, Emerge Energy Services LP, Susser Petroleum Company LLC and Sunoco LP (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 23, 2016).

2.2
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

3.4
Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Emerge Energy Services LP, dated August 15, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 16, 2016).

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

4.2
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

10.9 †
Sand Supply Agreement, dated as of May 31, 2011, between Superior Silica Sands LLC and Schlumberger Technology Corporation (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1, Registration No. 333-187487).

10.10 †
Sand Supply Agreement, dated as of March 31, 2011, between Superior Silica Sands LLC and BJ Services Company, U.S.A (incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1, Registration No. 333-187487).

10.11 †
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

10.13 †
Memorandum of Understanding, dated May 9, 2012, between Canadian National Railway Company and Superior Silica Sands LLC (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1, Registration No. 333-187487).

10.14 †
Wet Sand Services Agreement, dated April 7, 2011, by and between Superior Silica Sands LLC and Fred Weber, Inc. (incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-1, Registration No. 333-187487).

10.15#
Employment Letter, dated October 19, 2015, between Emerge Energy Services GP LLC and Deborah Deibert (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 22, 2015).

10.16
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

10.17
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

10.18
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

10.19
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

10.20†
Amended and Restated Master Supply Agreement, dated December 22, 2015, between Superior Silica Sands LLC and Performance Technologies, LLC LLC (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on February 29, 2016).

10.21†
Purchase Option Agreement, dated December 22, 2015, between Superior Silica Sands LLC and Performance Technologies, LLC (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on February 29, 2016).

Exhibit Number	Description
10.22
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

10.23
Amendment No. 4 to Amended and Restated Revolving Credit and Security Agreement, dated May 20, 2016, among Emerge Energy Services LP, as parent guarantor, the Borrowers party thereto, PNC Bank, National Association, as administrative agent and collateral agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on September 9, 2016).

10.24
Amendment No. 5 to Amended and Restated Revolving Credit and Security Agreement, dated May 20, 2016, among Emerge Energy Services LP, as parent guarantor, the Borrowers party thereto, PNC Bank, National Association, as administrative agent and collateral agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on September 9, 2016).

10.25
Amendment No. 6 to Amended and Restated Revolving Credit and Security Agreement, dated May 27, 2016, among Emerge Energy Services LP, as parent guarantor, the Borrowers party thereto, PNC Bank, National Association, as administrative agent and collateral agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on September 9, 2016).

10.26
Amendment No. 7 to Amended and Restated Revolving Credit and Security Agreement, dated June 10, 2016, among Emerge Energy Services LP, as parent guarantor, the Borrowers party thereto, PNC Bank, National Association, as administrative agent and collateral agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on September 9, 2016).

10.27
Amendment No. 8 to Amended and Restated Revolving Credit and Security Agreement, dated June 15, 2016, among Emerge Energy Services LP, as parent guarantor, the Borrowers party thereto, PNC Bank, National Association, as administrative agent and collateral agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on September 9, 2016).

10.28
Amendment No. 9 to Amended and Restated Revolving Credit and Security Agreement, dated June 17, 2016, among Emerge Energy Services LP, as parent guarantor, the Borrowers party thereto, PNC Bank, National Association, as administrative agent and collateral agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on September 9, 2016).

10.29
Amendment No. 10 to Amended and Restated Revolving Credit and Security Agreement, dated June 30, 2016, among Emerge Energy Services LP, as parent guarantor, the Borrowers party thereto, PNC Bank, National Association, as administrative agent and collateral agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on September 9, 2016).

10.30
Warrant to Purchase Common Units Representing Limited Partner Interests in Emerge Energy Services LP, dated June 2, 2016, by and between Emerge Energy Services LP and Trinity Industries Leasing Company and Schedule of Substantially Identical Warrants Omitted Pursuant to Instruction 2 to Item 601 of Regulation S-K (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on September 9, 2016).

10.31
Unsecured Promissory Note of Superior Silica Sands LLC, dated June 2, 2016 (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on September 9, 2016).

10.32#
Amendment to Amended Employment Letter, dated April 15, 2016, by and between Emerge Energy Services GP LLC and Rick Shearer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 15, 2016).

10.33
Securities Purchase Agreement, dated as of August 8, 2016, by and between Emerge Energy Services LP and the Buyer listed therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 8, 2016).

10.34
Warrant to Purchase Common Units, dated August 15, 2016, by and between Emerge Energy Services LP and SIG Strategic Investments, LLLP (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 16, 2016).

Exhibit Number	Description
10.35
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

10.36#
Second Amendment to Amended Employment Letter, dated November 2, 2016, by and between Emerge Energy Services GP LLC and Rick Shearer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 3, 2016).

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