Form 10-Q
period 2017-03-31
Emerge Energy Services LP
filed 2017-05-04
CIK 1555177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of April 28, 2017, 30,071,969 common units were outstanding.

FORWARD-LOOKING STATEMENTS
Certain statements and information in this Quarterly Report on Form 10-Q may constitute “forward-looking statements.”  The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature.  These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us.  While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate.  All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions.  Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections.  Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	failure to secure or maintain contracts with our largest customers, or non-performance of any of those customers under the applicable contract;

•	competitive conditions in our industry;

•	the amount of frac sand we are able to excavate and process, which could be adversely affected by, among other things, operating difficulties and unusual or unfavorable geologic conditions;

•	the volume of frac sand we are able to sell;

•	the price at which we are able to sell frac sand;

•	changes in the long-term supply of and demand for oil and natural gas;

•	volatility of fuel prices;

•	unanticipated ground, grade or water conditions at our sand mines;

•	actions taken by our customers, competitors and third-party operators;

•	our ability to complete growth projects on time and on budget;

•	our ability to realize the expected benefits from recent acquisitions;

•	increasing costs and minimum contractual obligations relating to our transportation services and infrastructure;

•	inclement or hazardous weather conditions, including flooding, and the physical impacts of climate change;

•	environmental hazards;

•	industrial accidents;

•	changes in laws and regulations (or the interpretation thereof) related to the mining and hydraulic fracturing industries, silica dust exposure or the environment;

•	inability to acquire or maintain necessary permits or mining or water rights;

•	facility shutdowns in response to environmental regulatory actions;

•	inability to obtain necessary production equipment or replacement parts;

•	reduction in the amount of water available for processing;

•	technical difficulties or failures;

•	labor disputes and disputes with our excavation contractor;

•	late delivery of supplies;

•	difficulty collecting receivables;

•	inability of our customers to take delivery of our products;

•	changes in the price and availability of transportation;

•	fires, explosions or other accidents;

•	pit wall failures or rock falls;

•	the effects of future litigation; and

•
other factors discussed in this Quarterly Report on Form 10-Q and the detailed factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

When considering forward-looking statements, you should keep in mind the known material risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2016 in “Risk Factors” and in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.”  Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

PART I                                           FINANCIAL INFORMATION

ITEM 1.                                      FINANCIAL STATEMENTS

EMERGE ENERGY SERVICES LP
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands, except unit data)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$2,099	$4
Trade and other receivables, net	40,712	25,103
Inventories	13,253	17,457
Prepaid expenses and other current assets	12,159	11,374
Total current assets	68,223	53,938

Property, plant and equipment, net	163,295	165,484
Intangible assets, net	4,002	4,781
Other assets, net	25,119	25,330
Non-current assets held for sale	473	371
Total assets	$261,112	$249,904

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$11,846	$11,221
Accrued liabilities	13,893	11,629
Total current liabilities	25,739	22,850

Long-term debt, net of current portion	152,684	134,012
Business acquisition obligation, net of current portion	6,449	8,063
Other long-term liabilities	32,685	30,323
Total liabilities	217,557	195,248

Commitments and contingencies
Preferred units - Series A - Par value of $1,000 0 units and 10,000 units issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	—	6,914
Partners’ equity:
General partner	—	—
Limited partner common units - 30,071,969 units and 29,076,456 units issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	43,555	47,742
Total partners’ equity	43,555	47,742
Total liabilities and partners’ equity	$261,112	$249,904

See accompanying notes to unaudited condensed consolidated financial statements.

EMERGE ENERGY SERVICES LP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except unit and per unit data)

	Three Months Ended March 31,
	2017	2016
Revenues	$75,344	$29,670
Operating expenses:
Cost of goods sold (excluding depreciation, depletion and amortization)	72,311	43,790
Depreciation, depletion and amortization	4,656	4,907
Selling, general and administrative expenses	5,878	6,775
Contract and project terminations	—	4,026
Total operating expenses	82,845	59,498
Operating income (loss)	(7,501)	(29,828)
Other expense (income):
Interest expense, net	3,198	4,594
Other	691	(1)
Total other expense	3,889	4,593
Income (loss) from continuing operations before provision for income taxes	(11,390)	(34,421)
Provision (benefit) for income taxes	—	20
Net income (loss) from continuing operations	(11,390)	(34,441)
Income (loss) from discontinued operations, net of taxes	—	226
Net income (loss)	$(11,390)	$(34,215)

Basic and diluted earnings (loss) per unit (1):
Earnings (loss) per common unit from continuing operations	$(0.38)	$(1.42)
Earnings (loss) per common unit from discontinued operations	—	0.01
Basic and diluted earnings (loss) per common unit	$(0.38)	$(1.41)

Weighted average number of common units outstanding - basic and diluted (1)	30,061,022	24,121,222

(1) See Note 8.

See accompanying notes to unaudited condensed consolidated financial statements.

EMERGE ENERGY SERVICES LP
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF PREFERRED UNITS AND PARTNERS’ EQUITY
($ in thousands)

	Limited Partner Common Units	General Partner (non-economic interest)	Total Partners’ Equity	Preferred Units

Balance at December 31, 2016	$47,742	—	$47,742	$6,914
Net loss	(11,390)	—	(11,390)	—
Equity-based compensation	347	—	347	—
Conversion of preferred units	6,914	—	6,914	(6,914)
Other	(58)	—	(58)	—
Balance at March 31, 2017	$43,555	—	$43,555	$—

See accompanying notes to unaudited condensed consolidated financial statements.

EMERGE ENERGY SERVICES LP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(11,390)	$(34,215)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation, depletion and amortization	4,656	7,261
Equity-based compensation expense	347	340
Project and contract termination costs - non-cash portion	—	4,001
Unrealized loss on fair value of warrant	696	—
Provision for doubtful accounts	—	1,708
Loss (gain) on disposal of assets	(6)	—
Amortization of debt discount/premium and deferred financing costs	663	465
Write-down of inventory	—	5,394
Unrealized loss on derivative instruments	(149)	84
Other non-cash	29	29
Changes in operating assets and liabilities:
Accounts receivable	(15,609)	14,513
Inventories	4,204	8,343
Prepaid expenses and other current assets	(784)	114
Accounts payable and accrued liabilities	4,194	(11,016)
Other assets	210	688
Cash flows from operating activities:	(12,939)	(2,291)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,399)	(4,916)
Net proceeds from disposal of assets	7	—
Collection of notes receivable	—	3
Cash flows from investing activities:	(1,392)	(4,913)

Cash flows from financing activities:
Proceeds from line of credit borrowings	76,100	5,698
Repayment of line of credit borrowings	(57,929)	(6,500)
Payment of business acquisition obligation	(1,519)	(447)
Payment of financing costs	(163)	(1,053)
Other financing activities	(63)	(3)
Cash flows from financing activities:	16,426	(2,305)

Cash and cash equivalents:
Net increase (decrease)	2,095	(9,509)
Balance at beginning of period	4	20,870
Balance at end of period	$2,099	$11,361
 See accompanying notes to unaudited condensed consolidated financial statements.

EMERGE ENERGY SERVICES LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.              ORGANIZATION AND BASIS OF PRESENTATION
Organization
Emerge Energy Services LP (“Emerge”) is a Delaware limited partnership that completed its initial public offering (“IPO”) on May 14, 2013 to become a publicly traded partnership.  The combined entities of Superior Silica Sands LLC (“SSS”), a Texas limited liability company and Emerge Energy Services Operating LLC (“Emerge Operating”), a Delaware limited liability company, represent Emerge.
References to the “Partnership,” “we,” “our” or “us” refer collectively to Emerge and all of its subsidiaries.
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
On August 31, 2016, we completed the sale of our Fuel business pursuant to an Amended and Restated Purchase and Sale Agreement, dated August 31, 2016 (the “Restated Purchase Agreement”), with Susser Petroleum Operating Company LLC and Sunoco LP (together, “Sunoco”). Sunoco paid Emerge a purchase price of $167.7 million in cash (subject to certain working capital and other adjustments in accordance with the terms of the Restated Purchase Agreement), of which $14.25 million was placed into several escrow accounts to satisfy potential claims from Sunoco for indemnification under the Restated Purchase Agreement. Any escrowed funds remaining after certain periods of time set forth in the Restated Purchase Agreement will be released to Emerge, provided that no unsatisfied indemnity claims exist at such time.
The results of operations of the Fuel business have been classified as discontinued operations for all periods presented. We now operate our continuing business in a single sand segment. We report silica sand operations as our continuing operations and fuel operations as our discontinued operations.
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read together with our 2016 Annual Report on Form 10-K. These financial statements include the accounts of all of our subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included.
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
The following corporate costs were allocated to discontinued operations for all periods presented:

•	Interest on the revolver was allocated to the discontinued operations based on the allocation of debt between Sand and Fuel business.

•	Equity-based compensation costs recognized for the Fuel business employees were allocated to discontinued operations.

•	The taxes paid on behalf of the Fuel business were compiled by review of prior tax filings and payments. These amounts were allocated to discontinued operations.

•	General corporate overhead costs were not allocated to discontinued operations.
Summarized results of the discontinued operations for the three months ended March 31, 2017 and 2016 are as follows :

	Three Months Ended March 31,

	2017	2016

	($ in thousands)
Revenues (1)	$—	$80,481
Cost of goods sold (excluding depreciation, depletion and amortization) (1)	—	75,700
Depreciation and amortization	—	2,354
Selling, general and administrative expenses	—	1,598
Interest expense, net	—	597
Income from discontinued operations before provision for income taxes	—	232
Provision for income taxes	—	6
Income from discontinued operations, net of taxes	—	226

(1) Fuel revenues and cost of goods sold include excise taxes and similar taxes:	$—	$13,083
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

•	$2.25 million of the sales price was withheld as the Renewable Fuel Standard escrow account. The entire amount, along with interest thereon, was collected in April 2017; and

•	$1 million of the sales price was withheld as a pipeline escrow account. Any unutilized escrow balance, along with any accrued interest thereon, will be released with the general escrow.
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
We also issued to the Purchaser a warrant to purchase approximately 890,000 common units at an exercise price of $10.82 per common unit. The Warrant, which expires on August 16, 2022, was exercisable immediately upon issuance and contains a cashless exercise provision and other customary provisions and protections, including anti-dilution protections. This warrant is classified as a liability in accordance with ASC 480, Distinguishing Liabilities from Equity, and is included in Other long-term liabilities on our Condensed Consolidated Balance Sheets. This warrant has not been exercised as of March 31, 2017.

Public Offering
In November 2016, we completed a public offering of 3,400,000 of our common units at a price of $10.00 per unit and granted the underwriters an option to purchase up to an additional 510,000 common units, which the underwriter exercised in full. The offering closed on November 23, 2016. We received proceeds (net of underwriting discounts and offering expenses) from the offering of approximately $36.9 million The net proceeds from this offering were used to repay outstanding borrowings under our revolving credit agreement.
Allowance for Doubtful Accounts
The allowance for doubtful accounts totaled $0.9 million and $3.1 million at March 31, 2017 and December 31, 2016, respectively.
Inventories
Inventories consisted of the following:

	March 31, 2017	December 31, 2016

	($ in thousands)
Sand finished goods	$9,656	$9,631
Sand work in process	3,307	7,597
Sand raw materials and supplies	290	229
Total	$13,253	$17,457

During the first quarter of 2016, we wrote down $5.4 million of our sand inventory based on our lower or cost or market analysis. We attributed this write-down to declining market conditions and a significant decline in prices.
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following:

	March 31, 2017	December 31, 2016

	($ in thousands)
Escrow receivable, current	$5,256	$5,253
Prepaid lease assets, current	3,464	3,408
Prepaid insurance	793	826
Other	2,646	1,887
Total	$12,159	$11,374
Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	March 31, 2017	December 31, 2016

	($ in thousands)
Machinery and equipment (1)	$90,035	$90,035
Buildings and improvements (1)	66,190	66,190
Land and improvements (1)	45,065	45,065
Mineral reserves	30,181	30,181
Construction in progress	3,529	1,878
Capitalized reclamation costs	2,445	2,445
Total cost	237,445	235,794
Accumulated depreciation and depletion	74,150	70,310
Net property, plant and equipment	$163,295	$165,484
(1) Includes assets under capital lease
We classified $473 thousand and $371 thousand to assets held for sale for continuing operations as of March 31, 2017 and December 31, 2016.

We recognized $3.9 million and $5.1 million of depreciation and depletion expense for the three months ended March 31, 2017 and 2016, respectively. Depreciation and depletion expense for continuing operations totaled $4.2 million for the three months ended March 31, 2016.
Property, plant and equipment included as part of the assets held for sale were no longer depreciated from the time that they were classified as such.
Intangible Assets
Our intangible assets consisted of the following:

	Cost	Accumulated Amortization	Net

	($ in thousands)
March 31, 2017:
Patents	$7,443	$3,943	$3,500
Supply and transportation agreements	569	140	429
Non-compete agreement	100	27	73
Total	$8,112	$4,110	$4,002

December 31, 2016:
Patents	$7,443	$3,195	$4,248
Supply and transportation agreements	569	112	457
Non-compete agreement	100	24	76
Total	$8,112	$3,331	$4,781
We recognized $0.8 million and $2.2 million of amortization expense for the three months ended March 31, 2017 and 2016, respectively.  Amortization expense for continuing operations totaled $0.7 million for the three months ended March 31, 2016.
Other Assets, Net
Other assets, net consisted of the following:

	March 31, 2017	December 31, 2016

	($ in thousands)
Deferred lease asset (1)	$8,813	$8,826
Prepaid lease assets, net of current portion (2)	8,360	8,616
Escrow receivable, non-current (3)	5,544	5,459
Other	2,402	2,429
Total	$25,119	$25,330

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

(3)	Non-current receivables are recorded at net present value of estimated recoveries and will be adjusted as contingencies are resolved.

Accrued Liabilities
Accrued liabilities consisted of the following:

	March 31, 2017	December 31, 2016

	($ in thousands)
Mining	$3,381	$227
Fuel sale related-liabilities	2,525	2,784
Current portion of business acquisition obligations	1,799	1,703
Logistics	1,560	1,814
Sand purchases and royalties	914	517
Deferred compensation	848	848
Maintenance	518	53
Salaries and other employee-related	513	710
Professional fees	508	452
Accrued interest	466	641
Sales, excise, property and income taxes	409	—
Current portion of contract termination	210	160
Derivative contract liability	78	227
Other	164	1,493
Total	$13,893	$11,629
Other Long-term Liabilities
Other long-term liabilities consisted of the following:

	March 31, 2017	December 31, 2016

	($ in thousands)
Long-term promissory note	$8,480	$8,480
Stock warrants	7,715	7,019
Deferred lease obligation (1)	7,579	5,858
Contract and project terminations	5,244	5,319
Asset retirement obligation due	2,667	2,647
Other	1,000	1,000
Total	$32,685	$30,323

(1)
We recognize lease expense for operating leases on a straight-line basis over the term of the lease, beginning on the date we take possession of the property. The difference between the cash paid to the lessor and the amount recognized as lease expense on a straight-line basis is included in deferred lease obligation and classified in Other long-term liabilities on our Condensed Consolidated Balance Sheets.

Long-term Promissory Note
During the second quarter of 2016, we negotiated significant concessions on the majority of our railcar leases pursuant to which we cancelled or deferred deliveries on rail cars and reduced cash payments on a substantial portion of the existing rail cars in our fleets. In exchange of these concessions, we issued at par an Unsecured Promissory Note in the aggregate principal amount of $8 million (the “PIK Note”) for delivery deferrals. The PIK Note bears interest at a rate of 10% per annum payable in cash or, in certain situations, in-kind, when certain financial metrics have been met. The PIK Note will mature on June 2, 2020. We also issued warrants to purchase 370,000 common units representing limited partnership interests in the Partnership in exchange of these concessions during the second quarter of 2016. This note is included in Other long-term liabilities on our Condensed Consolidated Balance Sheets.

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
The following table illustrates the various contract termination liabilities and exit and disposal reserves included in Accrued liabilities and Other long-term liabilities in our Condensed Consolidated Balance Sheets:

($ in thousands)
Balance at December 31, 2016	$5,479
Contract termination charges	—
Accretion	60
Payments	(85)
Balance at March 31, 2017	$5,454
Mining and Wet Sand Processing Agreement
In April 2014, a five-year contract with a sand processor (“Processor”) became effective to support our Sand business in Wisconsin. Under this contract, the Processor financed and built a wet wash processing plant near our Wisconsin operations. As part of the agreement, the Processor wet washes our sand, creates stockpiles of washed sand and maintains the plant and equipment. During the term of the agreement the Processor will own the wet plant along with the equipment and other temporary structures used to support this activity. At the end of the five-year term of the agreement or following a default under the contract by the Processor, we have the right to take ownership of the wet plant and other equipment without charge. Subject to certain conditions, ownership of the plant and equipment will transfer to us at the expiration of the term. We accounted for the wet plant as a capital lease obligation. The original capitalized lease asset and corresponding capital lease obligation totaled $3.3 million. As of March 31, 2017, we do not have any liability for capital lease obligation.
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

On August 8, 2016, we, as part of the private placement described above, also issued a warrant to the Purchaser to purchase approximately 890,000 common units at an exercise price of $10.82 per common unit. This Warrant shall be exercisable for a period of six years from the closing date and include customary provisions and protections, including anti-dilution protections. The fair value of this warrant at issuance date was calculated at $5.56 per unit based on a Black Scholes valuation model, utilizing Level 2 inputs based on the hierarchy established in ASC 820, Fair Value Measurement. This liability is  marked to market each quarter with fair value gains and losses recognized immediately in earnings and included in Other income (expense) on our Consolidated Statements of Operations. We recorded a loss of $0.7 million during the three months ended March 31, 2017.
Retirement Plan
We sponsor a 401(k) plan for substantially all employees that provides for us to match 100% of participant contributions up to 5% of the participant’s pay.  Additionally, we can make discretionary contributions as deemed appropriate by management.
As of July 1, 2016, all employer contributions to the 401(k) plan were suspended. Employer contributions to these plans for continuing operations totaled $90 thousand for the three months ended March 31, 2016. We classified $54 thousand as Income from discontinued operations, net of taxes, for the three months ended March 31, 2016 .
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
Concentration of Credit Risk
We provide credit, in the normal course of business, to customers located throughout the United States and Canada.  We encounter a certain amount of credit risk as a result of a concentration of receivables among a few significant customers. We perform ongoing credit evaluations of our customers and generally do not require collateral.  The trade receivables (as a percentage of total trade receivables) as of March 31, 2017 and December 31, 2016 from such significant customers are set forth below:

	March 31, 2017	December 31, 2016
Customer A	29%	22%
Customer B	17%	13%
Customer C	10%	16%
Significant customers
The table shows our significant customers for our continuing operations for the three months ended March 31, 2017 and 2016.

	March 31, 2017	March 31, 2016
Customer A	32%	34%
Customer B	17%	*
Customer D	*	18%
An asterisk indicates revenue is less than ten percent.
Geographical Data
Although we own no long-term assets outside the United States, our Sand business began selling product in Canada during 2013.  We recognized $4.2 million and $5.7 million of revenues in Canada for the three months ended March 31, 2017 and 2016, respectively.  All other sales have occurred in the United States.

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

4.              LONG-TERM DEBT
Following is a summary of our long-term debt:

	March 31, 2017	December 31, 2016

	($ in thousands)
Revolving credit facility:
Principal	$158,872	$140,701
Deferred financing costs	(6,188)	(6,689)
Total long-term debt	$152,684	$134,012
Revolving Credit Facility
On June 27, 2014, we entered into an amended and restated revolving credit and security agreement (as amended, the “Credit Agreement”) among Emerge Energy Services LP, as parent guarantor, each of its subsidiaries, as borrowers (the “Borrowers”), and PNC Bank, National Association, as administrative agent and collateral agent (the “agent”), and the lenders thereto. The Credit Agreement matures on June 27, 2019 and, after giving effect to the amendments described below, consists of a $190 million revolving credit facility, which included a sub-limit of up to $20 million for letters of credit, and incurs interest at a rate equal to either, at our option, LIBOR plus 5.00% or the base rate plus 4.00%. We also incur a commitment fee of 0.375% on committed amounts that are neither used for borrowings nor under letters of credit. Substantially all of the assets of the Borrowers are pledged as collateral under the Credit Agreement.
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

In addition, the Credit Agreement also prohibits us from making cash distributions to our unitholders and requires all cash receipts by us and our subsidiaries to be swept on a daily basis and used to reduce outstanding borrowings under the Credit Agreement.
On April 12, 2017, the Partnership entered into Amendment No. 12 to the Credit Agreement. The Amendment amended the Revolving Credit Agreement to permit the Partnership and the Borrowers to enter into the Second Lien Term Loan Agreement and to reduce the revolving credit facility to $190 million, and further reduce the revolving credit facility on a quarterly basis to $125 million for the quarter beginning January 1, 2019.
At March 31, 2017, we were in compliance with our loan covenants and had undrawn availability under the Credit Facility totaling $31.9 million, well above the $15 million minimum availability required under our current covenants, and our outstanding borrowings under the Credit Agreement bore interest at a weighted-average rate of 6.23%.

Second Lien Term Loan Agreement
Subsequent to quarter end, on April 12, 2017, we entered into a new $40 million second lien senior secured term loan facility with our wholly owned subsidiaries Emerge Energy Services Operating LLC and Superior Silica Sands LLC, as borrowers (the “Borrowers”) and U.S. Bank National Association as disbursing agent and collateral agent (the “Second Lien Term Loan Agreement”). The Second Lien Term Loan Agreement matures on April 12, 2022. Proceeds of the new term credit facility were used to (i) pay down a portion of the our existing revolving credit facility, (ii) fund the acquisition described in Note 11, (iii) pay fees and expenses incurred in connection with the new term credit facility and (iv) for general business purposes. Substantially all of our assets are pledged as collateral on a second lien basis under the Second Lien Term Loan Agreement.
The Second Lien Term Loan Agreement contains various covenants and restrictive provisions and also requires the maintenance of certain financial covenants as follows:

•
beginning with the fiscal quarter ending March 31, 2018, an interest coverage ratio of not less than 1.70:1.00 increasing quarterly thereafter to 2.55:1.00 for the fiscal quarter ending March 31, 2019 and thereafter;

•
beginning with the fiscal quarter ending June 30, 2017, a minimum EBITDA of not less than $637,500 for such fiscal quarter, increasing quarterly to $50 million for the four fiscal quarter period ending June 30, 2019 and thereafter; and

•	minimum excess availability of at least $12.75 million so long as the Revolving Credit Agreement remains in effect.
Loans under the Second Lien Term Loan Agreement will bear interest at the Partnership’s option at either the base rate plus 9.00%, or LIBOR plus 10.00%.
5.              RELATED PARTY TRANSACTIONS
Related party transactions included in our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations for continuing operations are summarized in the following table:

	Three Months Ended March 31,
	2017	2016

	($ in thousands)
Wages and employee-related costs (1)	$4,076	$2,566
Wages and employee-related costs for discontinued operations for March 31, 2016 was $1.9 million.

	March 31, 2017	December 31, 2016

	($ in thousands)
Accounts receivable	$—	$371
Accounts payable and accrued liabilities	$441	$436

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
For remaining phantom units granted to employees in 2013, we currently assume a 55-month vesting period, which represents management’s estimate of the amount of time until all vesting conditions have been met. Concurrent with the closing of a secondary offering in June 2014 and the exercise of the underwriters’ over-allotment in July 2014, 90,686 of these phantom units vested and common units were issued. For other phantom units granted to employees, we assume a 24 to 36-month vesting period. Restricted units are awarded to our independent directors on each anniversary of our IPO, each with a vesting period of one year.  Regarding distributions for independent directors and other employees, distributions are credited to a distribution equivalent rights account for the benefit of each participant and become payable generally within 45 days following the date of vesting.  As of March 31, 2017, the unpaid liability for distribution equivalent rights totaled $0.8 million.

In 2017, we granted 31,750 time-based phantom units to certain officers to vest in equal installments on each anniversary date of the grant over a period of two to three years.
The following table summarizes awards granted during the three months ended March 31, 2017.

	Total Units	Phantom Units	Restricted Units	Fair Value per Unit at Award Date
Outstanding at December 31, 2016	289,607	213,851	75,756	$13.09
Granted	31,750	31,750	—	$12.57
Vested	(15,400)	(15,400)	—	$50.04
Forfeitures	—	—	—	$—
Outstanding at March 31, 2017	305,957	230,201	75,756	$13.30

For each of the three months ended March 31, 2017 and 2016, we recorded non-cash equity-based compensation expense of $0.3 million in selling, general and administrative expenses.  Non-cash equity-based compensation expense for continuing operations was $0.2 million for the three months ended March 31, 2016.
As of March 31, 2017, the unrecognized compensation expense related to the grants discussed above amounted to $1.6 million to be recognized over a weighted average of 0.97 years.
7.              INCOME TAXES
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
The composition of our provision for income taxes for continuing operations is as follows:

	Three Months Ended March 31,
	2017	2016

	($ in thousands)
Texas margin tax	$—	$20
Total provision for income taxes	$—	$20

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
Discontinued operations
Our provision for income taxes for discontinued operations relates to (i) Texas margin taxes for Direct Fuels, and (ii) federal and state income taxes for Emerge Energy Distributors Inc. (“Distributor”). Distributor reports its income, expenses, gains, and losses as a corporation and is subject to both federal and state income taxes. Federal and state income tax expense for discontinued operations for the three months ended March 31, 2016 was $6 thousand.
8.              EARNINGS PER COMMON UNIT
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

Diluted earnings per unit is computed by dividing net income by the weighted-average number of common units outstanding, including participating securities, and increased further to include the number of common units that would have been outstanding had potential dilutive units been exercised.  The dilutive effect of restricted units is reflected in diluted net income per unit by applying the treasury stock method.  Under FASB ASC 260-10-45, Contingently Issuable Shares, 93,806 of our outstanding phantom units are not included in basic or diluted earnings per common unit calculations as of March 31, 2017.  We exclude all potentially dilutive units from the diluted earnings per unit calculation for any periods of net loss from continuing operations as their effect would be anti-dilutive.
Basic and diluted earnings (loss) per unit are computed as follows:

	Three Months Ended March 31,
	2017	2016

	($ in thousands, except per unit data)
Net income (loss) from continuing operations	$(11,390)	$(34,441)
Net income (loss) from discontinued operations	—	226
Net Income (loss)	$(11,390)	$(34,215)

Weighted average number of common units outstanding - basic and diluted	30,061,022	24,121,222

Basic and diluted earnings (loss) per unit:
Earnings (loss) per common unit from continuing operations	$(0.38)	$(1.42)
Earnings (loss) per common unit from discontinued operations	—	0.01
Basic and diluted earnings (loss) per common unit	$(0.38)	$(1.41)
9.       RECURRING FAIR VALUE MEASUREMENTS
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
The Fuel business utilized financial hedging arrangements whereby we hedged a portion of our gasoline and diesel inventory, which reduced our commodity price exposure on some of our activities.  The derivative commodity instruments we utilized consisted mainly of futures traded on the New York Mercantile Exchange.  Following the sale of the Fuel business, we have no open commodity derivative contracts.

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
On August 8, 2016, we, as part of the private placement described above, also issued a warrant to the Purchaser to purchase approximately 890,000 common units at an exercise price of $10.82 per common unit. The Warrant shall be exercisable for a period of six years from the closing date and include customary provisions and protections, including anti-dilution protections. The fair value of this warrant at issuance date was calculated at $5.56 per unit based on a Black Scholes valuation model, utilizing Level 2 inputs based on the hierarchy established in ASC 820, Fair Value Measurement.  This liability is  marked to market each quarter with fair value gains and losses recognized immediately in earnings and included in Other expense (income) on our Consolidated Statements of Operations. We recorded a non-cash mark-to-market adjustment of $0.7 million during the three months ended March 31, 2017.
The fair values of outstanding derivative instruments and warrant and their classifications within our Condensed Consolidated Balance Sheets are summarized as follows:

	March 31, 2017	December 31, 2016	Classification

	($ in thousands)
Interest rate swaps	$78	$227	Accrued liabilities
Warrant liability	$7,715	$7,019	Other long-term liabilities
The effect of derivative instruments, none of which has been designated for hedge accounting, on our Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended March 31,
	2017	2016	Classification

	((income) expense $ in thousands)
Interest rate swaps	$(56)	$411	Interest expense, net
Commodity derivative contracts	—	19	Income from discontinued operations
Warrant	696	—	Other expense (income)
	$640	$430
10.       SUPPLEMENTAL CASH FLOW DISCLOSURES
The following supplemental disclosures may assist in the understanding of our Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
	2017	2016

	($ in thousands)
Cash paid for interest	$2,921	$6,326
Cash paid for income taxes, net of refunds	$15	$(67)
Purchases of PP&E accrued but not paid at period-end	$1,561	$2,986
Purchases of PP&E accrued in a prior period and paid in the current period	$170	$864

11.       SUBSEQUENT ACQUISITION
On April 12, 2017, we closed the transaction to acquire substantially all of the assets of Materials Holding Company, Inc., Osburn Materials, Inc., Osburn Sand Co. and South Lehr, Inc. (collectively Osburn Materials) for $20 million. The transaction was funded with a new $40 million term loan, and the remaining proceeds after transaction fees and expenses were applied towards a pay down on the outstanding balance of the revolving credit facility. Osburn Materials is located approximately 25 miles south of San Antonio, Texas and currently produces and sells sand and construction materials but does not serve the energy markets. We will upgrade the existing operations for a conversion into frac sand sales. Osburn Materials’ current sand production, which consists mostly of 40/70 and 100 mesh, meets American Petroleum Institute (API) specifications for all grades.
ITEM 2.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Emerge Energy Services LP (“Emerge”) is a Delaware limited partnership that completed its initial public offering (“IPO”) on May 14, 2013 to become a publicly traded partnership.  The combined entities of Superior Silica Sands LLC (“SSS”), a Texas limited liability company and Emerge Energy Services Operating LLC (“Emerge Operating”), a Delaware limited liability company, represent Emerge.
References to the “Partnership,” “we,” “our” or “us” refer collectively to Emerge and all of its subsidiaries.

Overview
We are a publicly-traded limited partnership formed in 2012 by management and affiliates of Insight Equity Management Company LLC and its affiliates (collectively “Insight Equity”) to own, operate, acquire and develop a diversified portfolio of energy service assets.
On August 31, 2016, we completed the sale of our Fuel business pursuant to an Amended and Restated Purchase and Sale Agreement, dated August 31, 2016 (the “Restated Purchase Agreement”), with Susser Petroleum Operating Company LLC and Sunoco LP (together, “Sunoco”). Sunoco paid Emerge a purchase price of $167.7 million in cash (subject to certain working capital and other adjustments in accordance with the terms of the Restated Purchase Agreement), of which $14.25 million was placed into several escrow accounts to satisfy potential claims from Sunoco for indemnification under the Restated Purchase Agreement. Any escrowed funds remaining after certain periods of time set forth in the Restated Purchase Agreement will be released to Emerge, provided that no unsatisfied indemnity claims exist at such time.
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
On April 12, 2017, we closed the transaction to acquire substantially all of the assets of Osburn Materials for $20 million. The transaction was funded with a new $40 million term loan, and the remaining proceeds after transaction fees and expenses were applied towards a pay down on the outstanding balance of the revolving credit facility. Osburn Materials is located approximately 25 miles south of San Antonio, Texas and currently produces and sells sand and construction materials but does not serve the energy markets. We will upgrade the existing operations for a conversion into frac sand sales. Osburn Materials’ current sand production, which consists mostly of 40/70 and 100 mesh, meets API specifications for all grades.
The following discussion analyzes our financial condition and results of operations and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016, as well as historical condensed consolidated financial statements and notes included elsewhere in this Quarterly Report.

Results of Operations
The following table summarizes our consolidated operating results.

	Three Months Ended March 31,
	2017	2016

Revenues	$75,344	$29,670

Operating expenses:
Cost of goods sold (excluding depreciation, depletion and amortization)	72,311	43,790
Depreciation, depletion and amortization	4,656	4,907
Selling, general and administrative expenses	5,878	6,775
Contract and project terminations	—	4,026
Total operating expenses	82,845	59,498
Operating income (loss)	(7,501)	(29,828)
Other expense (income):
Interest expense	3,198	4,594
Other	691	(1)
Total other expense	3,889	4,593
Income (loss) before provision for income taxes	(11,390)	(34,421)
Provision (benefit) for income taxes	—	20
Net income (loss) from continuing operations	(11,390)	(34,441)
Income (loss) from discontinued operations, net of taxes	—	226
Net income (loss)	$(11,390)	$(34,215)

Adjusted EBITDA (a)	$68	$(9,513)
(a)         See “Adjusted EBITDA” below for a discussion of Adjusted EBITDA and a reconciliation to net income (loss) and cash flows from operations.
Major Factors Impacting Comparability Between Prior and Future Periods
Market Trends
Beginning in late 2014, the market prices for crude oil and refined products began a steep and protracted decline which continued into 2016. This greatly impacted the demand for frac sand as drilling and completion of new oil and natural gas wells was significantly curtailed in North America. As a result, we experienced significant downward pressure on sand volume and pricing. However, commodity prices stabilized in the middle of 2016, leading to an improvement in drilling activity during the third quarter of 2016 and into 2017. We expect market conditions to continue to improve in 2017. The improving demand environment for frac sand has significantly tightened the availability of supply, and as a result, customers are seeking surety of supply through contractual commitments. We are now selectively agreeing to multi-year contracts with some of our key accounts. We believe this ensures the customers a steady supply of product in exchange for covering the infrastructure-related fixed costs plus needed margins associated with operating our business.
Sale of Fuel Business
In order to improve our competitive positioning and retain upside for the eventual recovery in the oil and gas cycle, we divested our Fuel business to reduce our debt burden. We recorded a gain of $31.7 million on the sale of the Fuel business. Please see Note 2 to our financial statements for a detailed discussion of the sale of the Fuel business.
Expansion of Sand Resources
On April 12, 2017, we closed the transaction to acquire substantially all of the assets of Osburn Materials for approximately $20 million. Osburn Materials is located approximately 25 miles south of San Antonio, Texas and currently produces and sells sports sands and building products but does not yet serve the energy markets. Osburn Materials has API-specification, strategic reserves that will bolster our presence in local sands and balance our portfolio of northern white to local sands.

Fluctuating Fixed Costs for Sand
During 2014, our rapidly expanding frac sand business required us to contract for numerous railcars to be delivered and leased in the future as well as contracting for new transload facilities discussed above.  The industry downturn from 2015 through 2016 and the corresponding decline in volumes shipped created an excess number of railcars in our fleet, increasing our fixed costs per ton. However, we successfully negotiated concessions with several of our vendors in 2016, and the recent upturn in frac sand demand has required us to place most of our idled railcars back into service, thereby reducing our fixed cost per ton.
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
Cost Containment
To conserve liquidity and respond to the industry downturn, we became focused on prudently reducing costs while maintaining our ability to quickly respond to market demands. We have already implemented plans, but will continue to aggressively contain costs in the future. Such measures include:

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

•	We have minimized our capital expenditures to include only those projects with the potential for rapid returns, and comply with our bank covenants that limit capital expenditures.
Development of Sand Distribution System
In 2013 and 2014, we developed our sand distribution system through the addition of third-party transload facilities in the basins in which our customers operate.  We are able to charge higher prices for these in-basin sales than for FOB-plant sales to provide this additional service and convenience to our customers and to cover related transportation and other services costs.  Although prices for these services were lowered during the industry downturn in 2015 and 2016, we have recently reinstated ancillary charges to better recover our fixed and variable costs.
Technology Driven Proppant Products
In November 2015, we acquired 11 patents and other intellectual property assets from AquaSmart Enterprises LLC for their Self-Suspending Sand technology. The product brand is marketed as SandMaxX™. While subject to ongoing field testing that began in 2016 and data validation, this new technology offers the potential to increase productivity and completion efficiencies in oil and gas wells while improving pump time, and well site economics. At our Barron dry plant, we have a pilot production circuit to produce in excess of 175,000 tons per year of SandMaxX™ product. This pilot production circuit uses proprietary and patented technology to coat all grades of standard frac sand. SandMaxX™ product was pumped downhole in 26 different trial wells during 2016, and while the early results appear favorable, we are working closely with our customers to confirm and document actual well performance data in addition to comparing the results against wells completed with regular sand. Our plans for constructing a commercial scale coating plant depend upon the successful completion of the field trial testing and achieving market acceptance of the product. We will continue to work toward transforming our Sand business from a commodity business to a more value-driven approach by developing capabilities and products that enable us to increase our presence in larger, more profitable markets.

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
Continuing Operations

	Three Months Ended March 31,
	2017	2016

	($ in thousands)
Revenues	$75,344	$29,670
Operating expenses:
Cost of goods sold (excluding depreciation, depletion and amortization)	72,311	43,790
Depreciation, depletion and amortization	4,656	4,907
Selling, general and administrative expenses	5,878	6,775
Contract and project terminations	—	4,026
Operating income (loss)	$(7,501)	$(29,828)
Net income (loss) from continuing operations	$(11,390)	$(34,441)
Adjusted EBITDA (a)	$68	$(12,982)

Volume of sand sold (tons in thousands)	1,251	439
Volume of sand produced by dry plant (tons in thousands):
Arland, Wisconsin facility	368	—
Barron, Wisconsin facility	532	320
New Auburn, Wisconsin facility	317	169
Kosse, Texas facility	65	17
Total volume of sand produced	1,282	506
(a)         See “Adjusted EBITDA” below for a discussion of Adjusted EBITDA and a reconciliation to net income (loss) and operating cash flows.
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31,  2016
Revenues
Sand revenues increased by $45.7 million, primarily due to a 185% increase in total volumes sold as a result of the increased market demand for frac sand.  Revenue per ton was $60.2 and $67.6 for the quarters ended March 31, 2017 and 2016, respectively. However, average sales price per ton increased $8.6 from $51.6 in the fourth quarter of 2016 to $60.2 in the first quarter of 2017. Average sales price improved in 2017 due to increasing demands in light of current market conditions for frac sand offset by the mix in pricing of FOB plant and transload volumes. Transload sales as a percentage of total volumes sold decreased from 61% in the first quarter of 2016 to 47% in in the first quarter of 2017. We typically charge higher prices for sales from transload sites in order to cover the additional transportation costs.
Cost of goods sold (excluding depreciation, depletion and amortization)
Our cost of goods sold consists primarily of direct costs such as processing plant wages, royalties, mining, purchased sand, and transportation to the plant or to transload facilities, as well as indirect costs such as plant repairs and maintenance. Our direct costs of producing sand and our logistics costs for finished product increased with our increased sales.  The most significant components of the $28.5 million increase are:

•
$10.6 million increase in the total cost to acquire and produce wet and dry sand, due mainly to higher sales volumes, and higher production costs on a per ton bases due to costs incurred to start the wet plants back up from the winter months;

•	$16.5 million increase in rail transportation-related expense, primarily due to:

•	$19.1 million increased rail shipping costs due to increased volumes sold in-basin; offset by

•	$1.8 million decreased rail lease expense; and

•	$0.7 million decreased railcar storage costs.
Selling, general and administrative expenses
The $0.9 million decrease in selling, general and administrative expenses is attributable primarily to decrease in bad debt expense offset by higher professional fees in 2017.
Interest expense
Net interest expense decreased $1.4 million mainly due to lower average balances on outstanding debt, offset by higher average interest rates in 2017.
Other
Other expenses increased $0.7 million due to a mark-to-market loss recognized in 2017 for a change in the fair value of the warrant issued in August 2016.
Discontinued Operations

	Three Months Ended March 31,
	2017	2016

	($ in thousands)
Revenues	$—	$80,481
Cost of goods sold (excluding depreciation, depletion and amortization)	—	75,700
Depreciation and amortization	—	2,354
Selling, general and administrative expenses	—	1,598
Interest expense, net	—	597
Income from discontinued operations before provision for income taxes	—	232
Provision for income taxes	—	6
Income from discontinued operations, net of taxes	—	226
Gain on sale of discontinued operations	—	—
Total income (loss) from discontinued operations, net of taxes	$—	$226
Adjusted EBITDA (a)	$—	$3,469
(a)         See “Adjusted EBITDA” below for a discussion of Adjusted EBITDA and a reconciliation to net income (loss).
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
We completed the sale of our Fuel business on August 31, 2016, thus we did not have any operations for the Fuel business in 2017.

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

Revolving Credit Facility
On June 27, 2014, we entered into an amended and restated revolving credit and security agreement (as amended, the “Credit Agreement”) among Emerge Energy Services LP, as parent guarantor, each of its subsidiaries, as borrowers (the “Borrowers”), and PNC Bank, National Association, as administrative agent and collateral agent (the “agent”), and the lenders thereto. The Credit Agreement matures on June 27, 2019 and, after giving effect to the amendments described below, consists of a $190 million revolving credit facility, which included a sub-limit of up to $20 million for letters of credit, and incurs interest at a rate equal to either, at our option, LIBOR plus 5.00% or the base rate plus 4.00%. We also incur a commitment fee of 0.375% on committed amounts that are neither used for borrowings nor under letters of credit. Substantially all of the assets of the Borrowers are pledged as collateral under the Credit Agreement.
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

In addition, the Credit Agreement also prohibits us from making cash distributions to our unitholders and requires all cash receipts by us and our subsidiaries to be swept on a daily basis and used to reduce outstanding borrowings under the Credit Agreement.
On April 12, 2017, the Partnership entered into Amendment No. 12 to the Credit Agreement. The Amendment amended the Revolving Credit Agreement to permit the Partnership and the Borrowers to enter into the Second Lien Term Loan Agreement and to reduce the revolving credit facility to $190 million, and further reduce the revolving credit facility on a quarterly basis to $125 million for the quarter beginning January 1, 2019.
We believe that we will be able to maintain compliance with the covenants and restrictions under the Credit Agreement, as amended, for at least the next 12 months.
At March 31, 2017, we were in compliance with our loan covenants and had undrawn availability under the Credit Facility totaling $31.9 million, well above the $15 million minimum availability required under our current covenants, and our outstanding borrowings under the Credit Agreement bore interest at a weighted-average rate of 6.23%.
Second Lien Term Loan Agreement
Subsequent to quarter end, on April 12, 2017, we entered into a new $40 million second lien senior secured term loan facility with our wholly owned subsidiaries Emerge Energy Services Operating LLC and Superior Silica Sands LLC, as borrowers (the “Borrowers”) and U.S. Bank National Association as disbursing agent and collateral agent (the “Second Lien Term Loan Agreement”). The Second Lien Term Loan Agreement matures on April 12, 2022. Proceeds of the new term credit facility were used to (i) pay down a portion of the our existing revolving credit facility, (ii) fund the acquisition described in Note 11, (iii) pay fees and expenses incurred in connection with the new term credit facility and (iv) for general business purposes. Substantially all of our assets are pledged as collateral on a second lien basis under the Second Lien Term Loan Agreement.
The Second Lien Term Loan Agreement contains various covenants and restrictive provisions and also requires the maintenance of certain financial covenants as follows:

•
beginning with the fiscal quarter ending March 31, 2018, an interest coverage ratio of not less than 1.70:1.00 increasing quarterly thereafter to 2.55:1.00 for the fiscal quarter ending March 31, 2019 and thereafter;

•
beginning with the fiscal quarter ending June 30, 2017, a minimum EBITDA of not less than $637,500 for such fiscal quarter, increasing quarterly to $50 million for the four fiscal quarter period ending June 30, 2019 and thereafter; and

•	minimum excess availability of at least $12.75 million so long as the Revolving Credit Agreement remains in effect.
Loans under the Second Lien Term Loan Agreement will bear interest at the Partnership’s option at either the base rate plus 9.00%, or LIBOR plus 10.00%.
Liquidity Trends
Beginning in the second half of 2014 and continuing through the middle of 2016, prices for natural gas, crude oil and refined fuels were extremely volatile and decreased significantly. Although the demand for energy services improved in the second half of 2016, our cash flows from operating activities are subject to significant quarterly variations as volatile commodity prices influence demand for our frac sand. In addition, after closing the sale of our Fuel business we are more dependent on the volatility in demand for frac sand without the benefit of cash flows generated by our Fuel business in periods of stable commodity prices. Therefore, the cash generated by our operations are driven by a number of factors beyond our control, including global and regional product supply and demand, weather, product distribution, refining and processing capacity and other supply chain dynamics, among other factors. In this current environment, we anticipate that our liquidity needs will not be met solely by cash generated from operations, and we expect to continue relying on borrowings under the Credit Agreement as source of future liquidity.
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
Cash Flow Summary
The table below summarizes our cash flows.

	Three Months Ended March 31,
	2017	2016

	($ in thousands)
Cash flows from operating activities	$(12,939)	$(2,291)
Cash flows from investing activities	$(1,392)	$(4,913)
Cash flows from financing activities	$16,426	$(2,305)
Cash and cash equivalents at beginning of period	$4	$20,870
Cash and cash equivalents at end of period	$2,099	$11,361
Operating cash flows
Cash flows from operating activities have generally trended the same as our net income (loss) adjusted for non-cash items of depreciation, depletion and amortization, equity-based compensation, amortization of deferred financing costs, contract termination costs, unrealized losses on derivative instruments, and unrealized loss on fair value of warrants. The changes in our operating assets and liabilities were also significantly impacted by higher accounts receivable balances resulting from higher sales of sand during the first three months of 2017.
Investing cash flows
Cash flows used in investing activities decreased during the three months ended March 31, 2017 due to a decrease in our capital expenditures. Capital expenditures in the first quarter of 2016 related to the Fuel business. Additionally, as a result of the current market conditions and covenants under our Credit Agreement, we have significantly curtailed our capital expenditures to include only those projects with the potential for rapid returns, and comply with our bank covenants that limit capital expenditures.

Financing cash flows
Our cash balance as of March 31, 2017 is $2.1 million compared to $11.4 million as of March 31, 2016. We are currently subject to a cash dominion requirement as per Amendment No. 11 to our Credit Agreement, which requires all cash receipts by us and our subsidiaries to be swept on a daily basis and used to reduce outstanding borrowings under the Credit Agreement. We manage our cash on a daily basis and make advances against the revolver based on our daily disbursements.
The main categories of our financing cash flows can be summarized as follows:

	Three Months Ended March 31,
	2017	2016

	($ in thousands)
Net debt proceeds (payments)	$18,171	$(802)
Other	(1,745)	(1,503)
Total	$16,426	$(2,305)
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

Reconciliation of Net Income (Loss) and Operating Cash Flows to Adjusted EBITDA
The following tables present a reconciliation of net income (loss) to Adjusted EBITDA for the three months ended March 31, 2017 and 2016:

	Continuing		Discontinued		Consolidated

	Three Months Ended March 31,
	2017	2016	2017	2016	2017	2016

	($ in thousands)
Net income (loss)	$(11,390)	$(34,441)	$—	$226	$(11,390)	$(34,215)
Interest expense, net	3,198	4,594	—	597	3,198	5,191
Depreciation, depletion and amortization	4,656	4,907	—	2,354	4,656	7,261
Provision for income taxes	—	20	—	6	—	26
EBITDA	(3,536)	(24,920)	—	3,183	(3,536)	(21,737)
Equity-based compensation expense	347	237	—	103	347	340
Write down of sand inventory	—	5,394	—	—	—	5,394
Contract and project terminations	—	4,026	—	—	—	4,026
Provision for doubtful accounts	—	1,672	—	36	—	1,708
Accretion expense	29	29	—	—	29	29
Retirement of assets	(6)	—	—	—	(6)	—
Reduction in force	—	76	—	—	—	76
Other state and local taxes	424	469	—	147	424	616
Permitted acquisition transaction expenses	213	—	—	—	213	—
Non-cash deferred lease expense	1,901	—	—	—	1,901	—
Unrealized loss on fair value of warrant	696	—	—	—	696	—
Other adjustments allowable under our existing credit agreement	—	35	—	—	—	35
Adjusted EBITDA	$68	$(12,982)	$—	$3,469	$68	$(9,513)

The following table reconciles Consolidated Adjusted EBITDA to our operating cash flows for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,

	2017	2016

	($ in thousands)
Adjusted EBITDA	$68	$(9,513)
Non-cash interest expense, net	(2,684)	(4,642)
Non-cash income tax expense	(424)	(642)
Contract and project terminations - non-cash	—	(25)
Reduction in force	—	(76)
Write-down of sand inventory	—	(5,394)
Other adjustments allowable under our existing credit agreement	—	(35)
Permitted acquisition transaction expenses	(213)	—
Non-cash deferred lease expense	(1,901)	—
Change in other operating assets and liabilities	(7,785)	18,036
Cash flows from operating activities:	$(12,939)	$(2,291)

Cash flows from investing activities:	$(1,392)	$(4,913)

Cash flows from financing activities:	$16,426	$(2,305)

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information about market risks for the three months ended March 31, 2017, does not differ materially from that discussed under Item 7A of our Annual Report on Form 10-K for 2016.  Following the sale of the Fuel business, risks with respect to prices of refined fuels products and transmix, wholesale fuel and other feedstocks are no longer applicable to or continuing operations.
ITEM 4.                                                 CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended March 31, 2017 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A.                                                RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results.  The risks described in this report and in our Annual Report on Form 10-K are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
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
Date: May 4, 2017

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