Form 10-Q
period 2017-06-30
Emerge Energy Services LP
filed 2017-08-04
CIK 1555177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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

As of July 28, 2017, 30,150,782 common units were outstanding.

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

PART I                                           FINANCIAL INFORMATION

ITEM 1.                                      FINANCIAL STATEMENTS

EMERGE ENERGY SERVICES LP
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands, except unit data)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$189	$4
Trade and other receivables, net	42,539	25,103
Inventories	21,273	17,457
Prepaid expenses and other current assets	6,970	11,374
Total current assets	70,971	53,938

Property, plant and equipment, net	181,445	165,484
Intangible assets, net	3,223	4,781
Other assets, net	25,209	25,330
Non-current assets held for sale	202	371
Total assets	$281,050	$249,904

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$25,599	$11,221
Accrued liabilities	13,976	11,629
Total current liabilities	39,575	22,850

Long-term debt, net of current portion	168,690	134,012
Business acquisition obligation, net of current portion	6,303	8,063
Other long-term liabilities	28,680	30,323
Total liabilities	243,248	195,248

Commitments and contingencies
Preferred units - Series A - Par value of $1,000: 0 units and 10,000 units issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	—	6,914
Partners’ equity:
General partner	—	—
Limited partner common units - 30,147,725 units and 29,076,456 units issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	37,802	47,742
Total partners’ equity	37,802	47,742
Total liabilities and partners’ equity	$281,050	$249,904

See accompanying notes to unaudited condensed consolidated financial statements.

EMERGE ENERGY SERVICES LP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$82,602	$24,825	$157,946	$54,495
Operating expenses:
Cost of goods sold (excluding depreciation, depletion and amortization)	71,428	38,354	143,739	82,144
Depreciation, depletion and amortization	5,675	4,870	10,331	9,777
Selling, general and administrative expenses	6,850	4,459	12,728	11,234
Contract and project terminations	—	10	—	4,036
Total operating expenses	83,953	47,693	166,798	107,191
Operating income (loss)	(1,351)	(22,868)	(8,852)	(52,696)
Other expense (income):
Interest expense, net	5,082	5,283	8,280	9,877
Other	(3,008)	(2)	(2,317)	(3)
Total other expense	2,074	5,281	5,963	9,874
Income (loss) from continuing operations before provision for income taxes	(3,425)	(28,149)	(14,815)	(62,570)
Provision (benefit) for income taxes	—	1	—	21
Net income (loss) from continuing operations	(3,425)	(28,150)	(14,815)	(62,591)
Income (loss) from discontinued operations, net of taxes	(2,657)	5,253	(2,657)	5,479
Net income (loss)	$(6,082)	$(22,897)	$(17,472)	$(57,112)

Basic and diluted earnings (loss) per unit (1):
Earnings (loss) per common unit from continuing operations	$(0.11)	$(1.17)	$(0.49)	$(2.59)
Earnings (loss) per common unit from discontinued operations	(0.09)	0.22	(0.09)	0.23
Basic and diluted earnings (loss) per common unit	$(0.20)	$(0.95)	$(0.58)	$(2.36)

Weighted average number of common units outstanding - basic and diluted (1)	30,147,725	24,129,418	30,104,613	24,125,320

(1) See Note 9.

See accompanying notes to unaudited condensed consolidated financial statements.

EMERGE ENERGY SERVICES LP
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF PREFERRED UNITS AND PARTNERS’ EQUITY
($ in thousands)

	Limited Partner Common Units	General Partner (non-economic interest)	Total Partners’ Equity	Preferred Units

Balance at December 31, 2016	$47,742	$—	$47,742	$6,914
Net loss	(17,472)	—	(17,472)	—
Equity-based compensation	677	—	677	—
Conversion of preferred units	6,914	—	6,914	(6,914)
Other	(59)	—	(59)	—
Balance at June 30, 2017	$37,802	$—	$37,802	$—

See accompanying notes to unaudited condensed consolidated financial statements.

EMERGE ENERGY SERVICES LP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(17,472)	$(57,112)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation, depletion and amortization	10,331	12,131
Equity-based compensation expense	677	136
Project and contract termination costs - non-cash portion	—	4,011
Unrealized gain on fair value of warrant	(2,312)	—
Write-down of escrow receivable	2,657	—
Provision for doubtful accounts	—	1,746
Loss (gain) on disposal of assets	79	76
Amortization of debt discount/premium and deferred financing costs	1,835	1,506
Write-down of inventory	—	5,394
Unrealized (gain) loss on derivative instruments	(214)	665
Other non-cash	58	59
Changes in operating assets and liabilities:
Accounts receivable	(17,437)	6,845
Inventories	(3,816)	8,135
Prepaid expenses and other current assets	1,748	1,643
Accounts payable and accrued liabilities	16,573	1,560
Other assets	120	173
Cash flows from operating activities:	(7,173)	(13,032)

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,403)	(11,010)
Net proceeds from disposal of assets	211	(9)
Asset acquisition	(20,430)	—
Collection of notes receivable	—	7
Cash flows from investing activities:	(23,622)	(11,012)

Cash flows from financing activities:
Proceeds from line of credit borrowings	154,820	141,345
Proceeds from second lien term loan	39,597	—
Repayment of line of credit borrowings	(158,593)	(130,451)
Payment of business acquisition obligation	(1,799)	(382)
Payment of financing costs	(2,982)	(4,177)
Other financing activities	(63)	(3)
Cash flows from financing activities:	30,980	6,332

Cash and cash equivalents:
Net increase (decrease)	185	(17,712)
Balance at beginning of period	4	20,870
Balance at end of period	$189	$3,158
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
On August 31, 2016, we completed the sale of our Fuel business pursuant to an Amended and Restated Purchase and Sale Agreement, dated August 31, 2016 (the “Restated Purchase Agreement”), with Susser Petroleum Operating Company LLC and Sunoco LP (together, “Sunoco”). Sunoco paid Emerge a purchase price of $167.7 million in cash (subject to certain working capital and other adjustments in accordance with the terms of the Restated Purchase Agreement), of which $14.25 million was placed into several escrow accounts to satisfy potential claims from Sunoco for indemnification under the Restated Purchase Agreement. During the second quarter of 2017, we received the entire $2.25 million of the Renewable Fuel Standard escrow. Additionally, we wrote off $2.7 million of the hydrotreator and pipeline escrow receivables relating to completion delays and cost overruns. Any escrowed funds remaining after certain periods of time set forth in the Restated Purchase Agreement will be released to Emerge, provided that no unsatisfied indemnity claims exist at such time.
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
2.             ASSET ACQUISITION
On April 12, 2017, we closed the transaction to acquire substantially all of the assets of Materials Holding Company, Inc., Osburn Materials, Inc., Osburn Sand Co. and South Lehr, Inc. (collectively “Osburn Materials”) for $20 million. The transaction was funded with a new $40 million term loan. Osburn Materials is located approximately 25 miles south of San Antonio, Texas and produces and sells sand and construction materials but did not serve the energy markets. We upgraded the existing operations for conversion into frac sand sales and commenced frac sand productin in July 2017. Osburn Materials’ current sand reserves, which consists mostly of 40/70 and 100 mesh fine sands, meets American Petroleum Institute (“API”) specifications for all grades.

We early adopted the provisions of ASC 805, Business Combinations and Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, in accounting for this transaction. Under this guidance, if substantially all of the fair value of the gross assets acquired is concentrated in a single asset or group of similar assets, the transaction can be accounted for as an asset purchase. Based on our analysis of the transaction, we believe that substantially all of the fair value is concentrated in the sand reserves acquired, and thus we accounted for the transaction as an asset purchase.
Significant judgment is often required in estimating the fair values of assets acquired. We engaged a third-party valuation specialist in estimating fair values of the assets acquired. We used our best estimates and assumptions to allocate the cost of the acquisition to the assets acquired on a relative fair value basis at the acquisition date.  The preliminary fair value estimates are based on available historical information and on expectations and assumptions about the future production and sales volumes, market demands, the average selling price of sand, and the discount factor used in estimating future cash flows. While we believe those expectations and assumptions are reasonable, they are inherently uncertain. Additionally, we are finalizing the sand reserves estimates. Transaction costs of $434,000 incurred for the acquisition are capitalized as a component of the cost of the assets acquired.
The assets acquired have been included in our consolidated balance sheets as of June 30, 2017 and will be depreciated and depleted according to the policies described in our Annual Report on Form 10-K for the year ended December 31, 2016.
3.              DISCONTINUED OPERATIONS
At March 31, 2016, the assets and liabilities of our Fuel business were classified as held for sale and the results of operations have been classified as discontinued operations for all periods presented in accordance with ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.
The following corporate costs were allocated to discontinued operations for all periods presented:

•	Interest on the revolver was allocated to the discontinued operations based on the allocation of debt between Sand and Fuel business.

•	Equity-based compensation costs recognized for the Fuel business employees were allocated to discontinued operations.

•	The taxes paid on behalf of the Fuel business were compiled by review of prior tax filings and payments. These amounts were allocated to discontinued operations.

•	General corporate overhead costs were not allocated to discontinued operations.
Summarized results of the discontinued operations for the three and six months ended June 30, 2017 and 2016 are as follows :

	Three Months Ended June 30,		Six Months Ended June 30,

	2017	2016	2017	2016

	($ in thousands)
Revenues (1)	$—	$101,982	$—	$182,463
Cost of goods sold (excluding depreciation, depletion and amortization) (1)	—	93,844	—	169,544
Depreciation and amortization	—	—	—	2,354
Selling, general and administrative expenses	—	2,194	—	3,792
Interest expense, net	—	686	—	1,283
Other expenses	2,657	—	2,657	—
Income from discontinued operations before provision for income taxes	(2,657)	5,258	(2,657)	5,490
Provision for income taxes	—	5	—	11
Income from discontinued operations, net of taxes	$(2,657)	$5,253	$(2,657)	$5,479

(1) Fuel revenues and cost of goods sold include excise taxes and similar taxes:	$—	$13,405	$—	$26,488
On August 31, 2016, we completed the sale of our Fuel business pursuant to the terms of the Restated Purchase Agreement. The purchase price was $167.7 million, subject to adjustment based on actual working capital conveyed at closing. The following escrow accounts were established at closing:

•
$7 million of the sales price was withheld as a general escrow associated with certain indemnification obligations. Any unutilized escrow balance, plus any accrued interest thereon, will be paid 54 months from the closing date.

•
$4 million of the sales price was withheld as a hydrotreater escrow to satisfy any cost overruns of the Birmingham hydrotreater completion. In June 2017, we wrote off a $2.5 million of this receivable relating to hydrotreator completion delays and cost overruns. This non-cash charge is included in Other expenses in our results of discontinued operations. Any unutilized escrow balance, along with any accrued interest thereon, will be paid 60 days after the substantial completion of the Birmingham hydrotreater.

•	$2.25 million of the sales price was withheld as the Renewable Fuel Standard escrow account. The entire amount, along with interest thereon, was collected in April 2017.

•
$1 million of the sales price was withheld as a pipeline escrow account. As of June 30, 2017, we estimated our receivable at $850,000. This non-cash charge is included in Other expenses in our results of discontinued operations Any unutilized escrow balance, along with any accrued interest thereon, will be released with the general escrow.

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
4.              OTHER FINANCIAL DATA
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
We also issued to the Purchaser a warrant to purchase approximately 890,000 common units at an exercise price of $10.82 per common unit. The Warrant, which expires on August 16, 2022, was exercisable immediately upon issuance and contains a cashless exercise provision and other customary provisions and protections, including anti-dilution protections. This warrant is classified as a liability in accordance with ASC 480, Distinguishing Liabilities from Equity, and is included in Other long-term liabilities on our Condensed Consolidated Balance Sheets. This warrant has not been exercised as of June 30, 2017.
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

Allowance for Doubtful Accounts
We had no allowance for doubtful accounts at June 30, 2017. The allowance for doubtful accounts totaled $3.1 million at December 31, 2016.
Inventories
Inventories consisted of the following:

	June 30, 2017	December 31, 2016

	($ in thousands)
Sand finished goods	$11,777	$9,631
Sand work in process	9,220	7,597
Sand raw materials and supplies	276	229
Total	$21,273	$17,457

During the first quarter of 2016, we wrote down $5.4 million of our sand inventory based on our lower of cost or market analysis. We attributed this write-down to declining market conditions and a significant decline in prices.
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following:

	June 30, 2017	December 31, 2016

	($ in thousands)
Prepaid lease assets, current	$2,577	$3,408
Prepaid insurance	968	826
Escrow receivable, current	468	5,253
Other	2,957	1,887
Total	$6,970	$11,374
Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	June 30, 2017	December 31, 2016

	($ in thousands)
Machinery and equipment (1)	$92,849	$90,035
Buildings and improvements (1)	66,190	66,190
Land and improvements (1)	45,567	45,065
Mineral reserves	49,091	30,181
Construction in progress	4,272	1,878
Capitalized reclamation costs	2,521	2,445
Total cost	260,490	235,794
Accumulated depreciation and depletion	79,045	70,310
Net property, plant and equipment	$181,445	$165,484
(1) Includes assets under capital lease
We classified $202,000 and $371,000 to assets held for sale as of June 30, 2017 and December 31, 2016.
We recognized $8.8 million and $9.1 million of depreciation and depletion expense for the six months ended June 30, 2017 and 2016, respectively. Depreciation and depletion expense for continuing operations totaled $8.3 million for the six months ended June 30, 2016.

Intangible Assets
Our intangible assets consisted of the following:

	Cost	Accumulated Amortization	Net

	($ in thousands)
June 30, 2017:
Patents	$7,443	$4,691	$2,752
Supply and transportation agreements	569	169	400
Non-compete agreement	100	29	71
Total	$8,112	$4,889	$3,223

December 31, 2016:
Patents	$7,443	$3,195	$4,248
Supply and transportation agreements	569	112	457
Non-compete agreement	100	24	76
Total	$8,112	$3,331	$4,781
We recognized $1.6 million and $3.0 million of amortization expense for the six months ended June 30, 2017 and 2016, respectively.  Amortization expense for continuing operations totaled $1.5 million for the six months ended June 30, 2016.
Other Assets, Net
Other assets, net consisted of the following:

	June 30, 2017	December 31, 2016

	($ in thousands)
Deferred lease asset (1)	$8,801	$8,826
Prepaid lease assets, net of current portion (2)	8,450	8,616
Escrow receivable, non-current (3)	5,510	5,459
Other	2,448	2,429
Total	$25,209	$25,330

(1)
During 2016, we completed negotiations with various railcar lessors pursuant to which we terminated future orders of railcars, deferred future railcar deliveries and reduced and deferred payments on existing leases. The cost of deferring future railcar deliveries was recorded as a deferred lease asset. This asset will be amortized over the terms of the associated leases as those railcars enter service.

(2)
The cost to transport leased railcars from the manufacturer to our site for initial placement in service is capitalized and amortized over the term of the lease (typically five to seven years). This balance reflects the non-current portion of these capitalized costs.

(3)	Non-current receivables are recorded at net present value of estimated recoveries and will be adjusted as contingencies are resolved. See Note 3 - Discontinued Operations.

Accrued Liabilities
Accrued liabilities consisted of the following:

	June 30, 2017	December 31, 2016

	($ in thousands)
Sand purchases and royalties	$3,430	$517
Fuel sale related-liabilities	2,474	2,784
Salaries and other employee-related	2,250	710
Current portion of business acquisition obligations	1,666	1,703
Deferred compensation	848	848
Sales, excise, property and income taxes	730	136
Accrued interest	430	641
Current portion of contract termination	210	160
Logistics	204	1,814
Other	1,734	2,316
Total	$13,976	$11,629
Other Long-term Liabilities
Other long-term liabilities consisted of the following:

	June 30, 2017	December 31, 2016

	($ in thousands)
Long-term promissory note	$8,914	$8,480
Deferred lease obligation (1)	6,992	5,858
Contract and project terminations	5,305	5,319
Stock warrants	4,707	7,019
Asset retirement obligation	2,762	2,647
Other	—	1,000
Total	$28,680	$30,323

(1)
We recognize lease expense for operating leases on a straight-line basis over the term of the lease, beginning on the date we take possession of the property. The difference between the cash paid to the lessor and the amount recognized as lease expense on a straight-line basis is included in deferred lease obligation.

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

The following table illustrates the various contract termination liabilities and exit and disposal reserves included in Accrued liabilities and Other long-term liabilities in our Condensed Consolidated Balance Sheets:

($ in thousands)
Balance at December 31, 2016	$5,479
Accretion	121
Payments	(85)
Balance at June 30, 2017	$5,515
Mining and Wet Sand Processing Agreement
In April 2014, a five-year contract with a sand processor (“Processor”) became effective to support our Sand business in Wisconsin. In January 2015, the agreement was amended and extended to expire in December 31, 2021. Under this contract, the Processor financed and built a wet wash processing plant near our Wisconsin operations. As part of the agreement, the Processor wet washes our sand, creates stockpiles of washed sand and maintains the plant and equipment. During the term of the agreement the Processor will own the wet plant along with the equipment and other temporary structures used to support this activity. At the end of the agreement, or following a default under the contract by the Processor, we have the right to take ownership of the wet plant and other equipment without charge. Subject to certain conditions, ownership of the plant and equipment will transfer to us at the expiration of the term. We accounted for the wet plant as a capital lease obligation. The original capitalized lease asset and corresponding capital lease obligation totaled $3.3 million. As of June 30, 2017, we do not have any liability for capital lease obligation.
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
On August 8, 2016, we, as part of the private placement described above, also issued a warrant to the Purchaser to purchase approximately 890,000 common units at an exercise price of $10.82 per common unit. This Warrant shall be exercisable for a period of six years from the closing date and include customary provisions and protections, including anti-dilution protections. The fair value of this warrant at issuance date was calculated at $5.56 per unit based on a Black Scholes valuation model, utilizing Level 2 inputs based on the hierarchy established in ASC 820, Fair Value Measurement. This liability is  marked to market each quarter with fair value gains and losses recognized immediately in earnings and included in Other income (expense) on our Consolidated Statements of Operations. The warrant liability was $4.7 million and $7.0 million at June 30, 2017 and December 31, 2016, respectively, and we recorded a gain of $3.0 million and $2.3 million during the three and six months ended June 30, 2017, respectively.
Retirement Plan
We sponsor a 401(k) plan for substantially all employees that provides for us to match 100% of participant contributions up to 5% of the participant’s pay.  Additionally, we can make discretionary contributions as deemed appropriate by management.
As of May 1, 2017, we reestablished the employer 401(k) contributions, which was previously suspended on July 1, 2016. Employer contributions to these plans for continuing operations totaled $105,045 and $177,000 for the six months ended June 30, 2017 and 2016, respectively. Employer contributions for discontinued operations was $118,000 for the six months ended June 30, 2016.
Seasonality
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
Concentration of Credit Risk
We provide credit, in the normal course of business, to customers located throughout the United States and Canada.  We encounter a certain amount of credit risk as a result of a concentration of receivables among a few significant customers. We perform ongoing credit evaluations of our customers and generally do not require collateral.  The trade receivables (as a percentage of total trade receivables) as of June 30, 2017 and December 31, 2016 from such significant customers are set forth below:

	June 30, 2017	December 31, 2016
Customer A	16%	16%
Customer B	14%	22%
Customer C	14%	*
Customer D	12%	13%
An asterisk indicates trade receivables are less than ten percent.
Significant customers
The table shows the % of revenue our significant customers for our continuing operations represented for the six months ended June 30, 2017 and 2016.

	June 30, 2017	June 30, 2016
Customer B	26%	35%
Customer D	16%	*
Customer E	*	16%
An asterisk indicates revenue is less than ten percent.
Geographical Data
Although we own no long-term assets outside the United States, our Sand business began selling product in Canada during 2013.  We recognized $7.8 million and $8.0 million of revenues in Canada for the six months ended June 30, 2017 and 2016, respectively.  All other sales have occurred in the United States.
Recent Accounting Pronouncements
In May 2014, August 2015 and May 2016, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, ASU 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date, and ASU 2016-12, Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients, respectively, as a new Topic, Accounting Standards Codification Topic 606.  The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for annual periods beginning after December 15, 2017 with early adoption permitted on January 1, 2017 and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We have certain contractual arrangements that include "take-or-pay" provisions. The fixed fees to which we have an unconditional right under these contracts could be subject to certain recognition changes and additional disclosure under ASU 2014-09. As we are in the process of evaluating the impact of the standard, we have not yet quantified the impact of adoption or determined the method of adoption. During 2017, we will perform the remainder of our implementation process, which will include quantification of impact, selection of adoption method and development of policies. We will adopt this guidance in the first quarter of 2018.

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU requires lessees to recognize lease assets and lease liabilities generated by contracts longer than a year on their balance sheet. The ASU also requires companies to disclose in the footnotes to their financial statements information about the amount, timing, and uncertainty for the payments they make for the lease agreements. ASU 2016-02 is effective for public companies for annual periods and interim periods within those annual periods beginning after December 31, 2018. Early adoption is permitted for all entities. We currently have significant long-term operating leases for rail cars and transload facilities. Pursuant to the adoption, we will record substantial liabilities and corresponding assets for these leases. While we are not yet in a position to assess the full impact of the application of this ASU, we expect that the impact of recording the lease liabilities and the corresponding additional assets will have a significant impact on our financial position and results of operations and related disclosures in the notes to our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations.  This ASU provides guidance to entities to assist with evaluating when a set of transferred assets and activities (collectively, the "set") is a business and provides a screen to determine when a set is not a business. Under this ASU, when substantially all of the fair value of gross assets acquired (or disposed of) is concentrated in a single identifiable asset, or group of similar assets, the assets acquired would not represent a business. Also, to be considered a business, an acquisition would have to include an input and a substantive process that together significantly contribute to the ability to produce outputs. ASU 2017-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and should be applied on a prospective basis to any transactions occurring within the period of adoption. Early adoption is permitted for interim or annual periods in which the financial statements have not been issued. We adopted this guidance in the second quarter of 2017 and applied it to our asset acquisition described in Note 2 - Asset Acquisition.
5.              LONG-TERM DEBT
Following is a summary of our long-term debt:

	June 30, 2017	December 31, 2016

	($ in thousands)
Revolving credit facility	$136,928	$140,701
Second lien term loan	40,000	—
Less: Deferred financing costs, net	(8,238)	(6,689)
Total long-term debt	$168,690	$134,012
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
On April 12, 2017, the Partnership entered into Amendment No. 12 to the Credit Agreement. The Amendment amended the Revolving Credit Agreement to permit the Partnership and the Borrowers to enter into the Second Lien Term Loan Agreement and to reduce commitments under the revolving credit facility to $190 million, and further reducing on a quarterly basis to $125 million for the quarter beginning January 1, 2019.
Second Lien Term Loan Agreement
On April 12, 2017, we entered into a new $40 million second lien senior secured term loan facility with our wholly-owned subsidiaries Emerge Energy Services Operating LLC and Superior Silica Sands LLC, as borrowers (the “Borrowers”) and U.S. Bank National Association as disbursing agent and collateral agent (the “Second Lien Term Loan Agreement”). The Second Lien Term Loan Agreement matures on April 12, 2022. Proceeds of the new term credit facility were used to (i) pay down a portion of the our existing revolving credit facility, (ii) fund the asset acquisition described in Note 2 (iii) pay fees and expenses incurred in connection with the new term credit facility and (iv) for general business purposes. Substantially all of our assets are pledged as collateral on a second lien basis under the Second Lien Term Loan Agreement.
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
Covenants Compliance
At June 30, 2017, we were in compliance with our loan covenants and had undrawn availability under the Credit Agreement totaling $43.6 million, well above the minimum availability required under our current covenants. Our outstanding borrowings under the Credit Agreement bore interest at a weighted-average rate of 6.51% and the borrowings under the Second Lien Term Loan Agreement bore interest at a weighted-average rate of 11.16%.
6.              RELATED PARTY TRANSACTIONS
Related party transactions included in our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations for continuing operations are summarized in the following table:

	Six Months Ended June 30,
	2017	2016

	($ in thousands)
Wages and employee-related costs (1)	$8,263	$5,114
Wages and employee-related costs for discontinued operations for June 30, 2016 was $4.0 million.

	June 30, 2017	December 31, 2016

	($ in thousands)
Accounts receivable	$—	$371
Accounts payable and accrued liabilities	$574	$436

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
For remaining phantom units granted to employees in 2013, we currently assume a 55-month vesting period, which represents management’s estimate of the amount of time until all vesting conditions have been met. Concurrent with the closing of a secondary offering in June 2014 and the exercise of the underwriters’ over-allotment in July 2014, 90,686 of these phantom units vested and common units were issued. For other phantom units granted to employees, we assume a 24 to 36-month vesting period. Restricted units are awarded to our independent directors on each anniversary of our IPO, each with a vesting period of one year.  Regarding distributions for independent directors and other employees, distributions are credited to a distribution equivalent rights account for the benefit of each participant and become payable generally within 45 days following the date of vesting.  As of June 30, 2017, the unpaid liability for distribution equivalent rights totaled $0.8 million.
In 2017, we granted 31,750 time-based phantom units to certain officers to vest in equal installments on each anniversary date of the grant over a period of two to three years.
The following table summarizes awards granted during the six months ended June 30, 2017.

	Total Units	Phantom Units	Restricted Units	Fair Value per Unit at Award Date
Outstanding at December 31, 2016	289,607	213,851	75,756	$13.09
Granted	54,791	31,750	23,041	$12.76
Vested	(91,156)	(15,400)	(75,756)	$11.75
Forfeitures	(12,000)	(12,000)	—	$—
Outstanding at June 30, 2017	241,242	218,201	23,041	$13.30

For the six months ended June 30, 2017 and 2016, we recorded non-cash equity-based compensation expense of $0.7 million and $0.1 million, respectively, in selling, general and administrative expenses.  Non-cash equity-based compensation expense for continuing operations was $(0.1) million for the six months ended June 30, 2016.
As of June 30, 2017, the unrecognized compensation expense related to the grants discussed above amounted to $1.6 million to be recognized over a weighted average of 0.90 years.
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

The composition of our provision for income taxes for continuing operations is as follows:

	Six Months Ended June 30,
	2017	2016

	($ in thousands)
Texas margin tax	$—	$20
Canadian income tax	—	1
Total provision for income taxes	$—	$21

We are responsible for our portion of the Texas margin tax that is included in our subsidiaries’ consolidated Texas franchise tax returns.  For our operations in Texas, the effective margin tax rate is approximately 0.75% as defined by applicable state law.  The margin tax qualifies as an income tax under Generally Accepted Accounting Principles (GAAP), which requires us to recognize the impact of this tax on the temporary differences between the financial statement assets and liabilities and their tax basis attributable to such tax.
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
Diluted earnings per unit is computed by dividing net income by the weighted-average number of common units outstanding, including participating securities, and increased further to include the number of common units that would have been outstanding had potential dilutive units been exercised.  The dilutive effect of restricted units is reflected in diluted net income per unit by applying the treasury stock method.  Under FASB ASC 260-10-45, Contingently Issuable Shares, 93,806 of our outstanding phantom units are not included in basic or diluted earnings per common unit calculations as of June 30, 2017 and 2016.  We exclude all potentially dilutive units from the diluted earnings per unit calculation for any periods of net loss from continuing operations as their effect would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	($ in thousands, except unit and per unit data)
Net income (loss) from continuing operations	$(3,425)	$(28,150)	$(14,815)	$(62,591)
Net income (loss) from discontinued operations	(2,657)	5,253	(2,657)	5,479
Net Income (loss)	$(6,082)	$(22,897)	$(17,472)	$(57,112)

Weighted average number of common units outstanding - basic and diluted	30,147,725	24,129,418	30,104,613	24,125,320

Basic and diluted earnings (loss) per unit:
Earnings (loss) per common unit from continuing operations	$(0.11)	$(1.17)	$(0.49)	$(2.59)
Earnings (loss) per common unit from discontinued operations	(0.09)	0.22	(0.09)	0.23
Basic and diluted earnings (loss) per common unit	$(0.20)	$(0.95)	$(0.58)	$(2.36)
10.       RECURRING FAIR VALUE MEASUREMENTS
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
On August 8, 2016, we, as part of the private placement described above, also issued a warrant to the Purchaser to purchase approximately 890,000 common units at an exercise price of $10.82 per common unit. The Warrant shall be exercisable for a period of six years from the closing date and include customary provisions and protections, including anti-dilution protections. The fair value of this warrant at issuance date was calculated at $5.56 per unit based on a Black Scholes valuation model, utilizing Level 2 inputs based on the hierarchy established in ASC 820, Fair Value Measurement.  This liability is  marked to market each quarter with fair value gains and losses recognized immediately in earnings and included in Other expense (income) on our Consolidated Statements of Operations. We recorded a non-cash mark-to-market gain of $3.0 million and $2.3 million during the three and six months ended June 30, 2017.
The fair values of outstanding derivative instruments and warrant and their classifications within our Condensed Consolidated Balance Sheets are summarized as follows:

	June 30, 2017	December 31, 2016	Classification

	($ in thousands)
Interest rate swaps	$13	$227	Accrued liabilities
Warrant liability	$4,707	$7,019	Other long-term liabilities
The effect of derivative instruments, none of which has been designated for hedge accounting, on our Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016	Classification

	((income) expense $ in thousands)
Interest rate swaps	$(8)	$152	$(64)	563	Interest expense, net
Commodity derivative contracts	—	682	—	701	Income from discontinued operations
Warrant	(3,008)	—	(2,312)	—	Other expense (income)
	$(3,016)	$834	$(2,376)	$1,264
11.       SUPPLEMENTAL CASH FLOW DISCLOSURES
The following supplemental disclosures may assist in the understanding of our Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
	2017	2016

	($ in thousands)
Cash paid for interest	$6,934	$11,438
Cash paid for income taxes, net of refunds	$15	$(67)
Purchases of PP&E accrued but not paid at period-end	$1,115	$180
Purchases of PP&E accrued in a prior period and paid in the current period	$170	$3,364
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
On August 31, 2016, we completed the sale of our Fuel business pursuant to an Amended and Restated Purchase and Sale Agreement, dated August 31, 2016 (the “Restated Purchase Agreement”), with Susser Petroleum Operating Company LLC and Sunoco LP (together, “Sunoco”). Sunoco paid Emerge a purchase price of $167.7 million in cash (subject to certain working capital and other adjustments in accordance with the terms of the Restated Purchase Agreement), of which $14.25 million was placed into several escrow accounts to satisfy potential claims from Sunoco for indemnification under the Restated Purchase Agreement. During the second quarter of 2017, we received the entire $2.25 million of the Renewable Fuel Standard escrow. Additionally, we wrote off $2.7 million of the hydrotreator and pipeline escrow receivables relating to completion delays and cost overruns. Any escrowed funds remaining after certain periods of time set forth in the Restated Purchase Agreement will be released to Emerge, provided that no unsatisfied indemnity claims exist at such time.
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
On April 12, 2017, we closed the transaction to acquire substantially all of the assets of Osburn Materials for $20 million. The transaction was funded with a new $40 million term loan, and the remaining proceeds (after transaction fees and expenses) were used to reduce outstanding borrowings under the revolving credit facility. Osburn Materials is located approximately 25 miles south of San Antonio, Texas and produces and sells sand and construction materials but did not serve the energy markets. We upgraded the existing operations for conversion into frac sand sales and commenced frac sand production in July 2017. Osburn Materials’ current sand reserves, which consists mostly of 40/70 and 100 mesh fine mesh, meets API specifications for all grades.
The following discussion analyzes our financial condition and results of operations and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016, as well as historical condensed consolidated financial statements and notes included elsewhere in this Quarterly Report.
Results of Operations
The following table summarizes our consolidated operating results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

	($ in thousands)
Revenues	$82,602	$24,825	$157,946	$54,495

Operating expenses:
Cost of goods sold (excluding depreciation, depletion and amortization)	71,428	38,354	143,739	82,144
Depreciation, depletion and amortization	5,675	4,870	10,331	9,777
Selling, general and administrative expenses	6,850	4,459	12,728	11,234
Contract and project terminations	—	10	—	4,036
Total operating expenses	83,953	47,693	166,798	107,191
Operating income (loss)	(1,351)	(22,868)	(8,852)	(52,696)
Other expense (income):
Interest expense	5,082	5,283	8,280	9,877
Other	(3,008)	(2)	(2,317)	(3)
Total other expense	2,074	5,281	5,963	9,874
Income (loss) before provision for income taxes	(3,425)	(28,149)	(14,815)	(62,570)
Provision (benefit) for income taxes	—	1	—	21
Net income (loss) from continuing operations	(3,425)	(28,150)	(14,815)	(62,591)
Income (loss) from discontinued operations, net of taxes	(2,657)	5,253	(2,657)	5,479
Net income (loss)	$(6,082)	$(22,897)	$(17,472)	$(57,112)

Adjusted EBITDA (a)	$7,534	$(9,080)	$7,602	$(18,593)
(a)         See “Adjusted EBITDA” below for a discussion of Adjusted EBITDA and a reconciliation to net income (loss) and cash flows from operations.
Major Factors Impacting Comparability Between Prior and Future Periods
Market Trends
Beginning in late 2014, the market prices for crude oil and refined products began a steep and protracted decline which continued into 2016. This greatly impacted the demand for frac sand as drilling and completion of new oil and natural gas wells was significantly curtailed in North America. As a result, we experienced significant downward pressure on sand volume and pricing. However, commodity prices stabilized in the middle of 2016, leading to an improvement in drilling activity during the third quarter of 2016 and into 2017. Market conditions have improved significantly in the first half of 2017, and based on industry outlooks from third party research firms, we expect conditions to continue to improve for the rest of the year and into 2018.
The increase in demand for frac sand has significantly tightened the availability of supply, and as a result, customers are seeking surety of supply through contractual commitments. We are now selectively agreeing to multi-year contracts with some of our key accounts. For example, we recently entered into a three year, take-or-pay sand supply agreement with a customer whereby we are compensated at a fixed price per ton if less than the minimum volume of sand committed for sale under the agreement is ultimately purchased by the customer. We believe this ensures the customers a steady supply of product in exchange for covering the infrastructure-related fixed costs plus needed margins associated with operating our business.

Although the near-term supply is closely aligned to current demand, our competitors have begun building in-basin frac sand operations targeting the West Texas Permian Basin.  Our Osburn Materials transaction positions us to target other under-served Texas in-basin markets with comparatively less start-up costs (e.g., permitting, construction, infrastructure, and environmental analyses). There can be no assurances that all of the announced projects will be completed given permitting, construction, infrastructure, and environmental constraints.
Sale of Fuel Business
In order to improve our competitive positioning and retain upside for the eventual recovery in the oil and gas cycle, we divested our Fuel business to reduce our debt burden. We recorded a gain of $31.7 million on the sale of the Fuel business during the third quarter of 2016. Please see Note 3 to our financial statements for a detailed discussion of the sale of the Fuel business.
Expansion of Sand Resources
On April 12, 2017, we closed the transaction to acquire substantially all of the assets of Osburn Materials for approximately $20 million. Osburn Materials is located approximately 25 miles south of San Antonio, Texas and produces and sells sports sands and building products, but did not serve the energy markets. We upgraded the existing operations for conversion into frac sand sales and commenced frac sand production in July 2017. Osburn Materials has API-specification, strategic reserves that will bolster our presence with in-basin local sands and balance our portfolio of northern white to local sands. With the close proximity of the plant to the Eagle Ford basin, we expect to sell the majority of the sand produced at the plant into this shale play, which is currently the second most active in the United States.
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
Changing Preferences of Customer Demand
For several years leading up to 2015, most oil and gas producers preferred the highest quality, coarsest grades of frac sand (20/40 and 30/50) to complete shale wells around North America. The drop in oil and gas prices during 2015 and 2016 forced many oil and gas producers to consider alternatives for lowering the cost to complete a new well. Lower quality proppants compared to northern white sands are often located closer to the shale basins than northern white sands, so some operators have elected to use these proppants and save on transportation costs. Finer mesh sands (40/70 and 100 mesh) have also been used more regularly as oil and gas well completion designs have evolved. As a leading provider of frac sand, we are able to meet the changing needs of our customers and the market. Our diversified set of capabilities enables us to produce both coarse and fine grades in large quantities. With our recent acquisition in San Antonio, we have two Texas operations that are well positioned geographically to meet the strong demand in the prolific Texas basins.
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
Sand Distribution System
We have developed our sand distribution system over several years through the addition of third-party transload facilities in the basins in which our customers operate. We are able to charge higher prices for these in-basin sales than for FOB-plant sales to provide this additional service and convenience to our customers and to cover related transportation and other services costs.

Currently, our northern white volumes are partially constrained by railroad congestion from the class I carriers due to the high volume of shipments that have surpassed prior peak periods. We are working closely with our logistics partners to resolve the bottlenecks during this period of surging demand.
Technology Driven Proppant Products
In November 2015, we acquired 11 patents and other intellectual property assets from AquaSmart Enterprises LLC for their Self-Suspending Sand technology. The product brand is marketed as SandMaxX™. While subject to ongoing field testing that began in 2016 and data validation, this new technology offers the potential to increase productivity and completion efficiencies in oil and gas wells while improving pump time, and well site economics. At our Barron dry plant, we have a pilot production circuit to produce in excess of 175,000 tons per year of SandMaxX™ product. This pilot production circuit uses proprietary and patented technology to coat all grades of standard frac sand. SandMaxX™ product was pumped downhole in multiple trial wells during 2016 and 2017, and while the early results appear favorable, we are working closely with our customers to confirm and document actual well performance data in addition to comparing the results against wells completed with regular sand. Our plans for constructing a commercial scale coating plant depend upon the successful completion of the field trial testing and achieving market acceptance of the product. We will continue to work toward transforming our Sand business from a commodity business to a more value-driven approach by developing capabilities and products that enable us to increase our presence in larger, more profitable markets.
Continuing Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

	($ in thousands)
Revenues	$82,602	$24,825	$157,946	$54,495
Operating expenses:
Cost of goods sold (excluding depreciation, depletion and amortization)	71,428	38,354	143,739	82,144
Depreciation, depletion and amortization	5,675	4,870	10,331	9,777
Selling, general and administrative expenses	6,850	4,459	12,728	11,234
Contract and project terminations	—	10	—	4,036
Operating income (loss)	$(1,351)	$(22,868)	$(8,852)	$(52,696)
Net income (loss) from continuing operations	$(3,425)	$(28,150)	$(14,815)	$(62,591)
Adjusted EBITDA (a)	$7,534	$(16,028)	$7,602	$(29,010)

Volume of frac sand sold (tons in thousands)	1,284	392	2,529	815
Volume of non - frac sand sold (tons in thousands)	108	7	114	23
Total volume of sand sold (tons in thousands)	1,392	399	2,643	838

Volume of frac sand produced by plant (tons in thousands) (b):
Arland, Wisconsin facility	508	—	876	—
Barron, Wisconsin facility	518	391	1,050	711
New Auburn, Wisconsin facility	302	11	619	180
Kosse, Texas facility	47	26	112	43
Total volume of frac sand produced	1,375	428	2,657	934
(a)         See “Adjusted EBITDA” below for a discussion of Adjusted EBITDA and a reconciliation to net income (loss) and operating cash flows.
(b) We commenced frac sand production in the San Antonio facility in July 2017.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30,  2016
Revenues
Sand revenues increased by $57.8 million, primarily due to a 249% increase in total volumes sold as a result of the increased market demand for frac sand and higher prices of frac sand in 2017 compared to 2016. FOB plant sales volumes increased 397% compared to a 139% increase for the higher-priced, in-basin sand sales. In-basin sales as a percentage of total volumes sold decreased from 57% in the second quarter of 2016 to 39% in the second quarter of 2017. The shift in the mix of FOB plant and in-basin volumes decreased the overall revenue per ton, even though volumes and sand prices increased in 2017.
Cost of goods sold (excluding depreciation, depletion and amortization)
Our cost of goods sold consists primarily of direct costs such as processing plant wages, royalties, mining, purchased sand, and transportation to the plant or to transload facilities, as well as indirect costs such as plant repairs and maintenance. Our direct costs of producing sand and our logistics costs for finished product increased with our increased sales.  The most significant components of the $33.1 million increase are:

•	$16.3 million increase in the total cost to acquire and produce wet and dry sand, due mainly to higher sales volumes;

•	$15.3 million increase in rail transportation-related expense, primarily due to:

•	$16.3 million increased rail shipping costs due to increased volumes sold in-basin; offset by

•	$0.8 million decreased rail lease expense; and

•	$0.2 million decreased railcar storage costs;

•	$1.4 million increase in costs of transload facilities.
Selling, general and administrative expenses
The $2.4 million increase in selling, general and administrative expenses is attributable primarily to:

•	$1.8 million increase in employee-related costs due to higher staffing and bonus accruals; and

•	$0.5 million increase in equity-based compensation expense.
Other
Other expenses decreased $3.0 million due to a mark-to-market gain recognized in the second quarter of 2017 for a change in the fair value of the warrant issued in August 2016.
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30,  2016
Revenues
Sand revenues increased by $103.5 million, primarily due to a 215% increase in total volumes sold as a result of the increased market demand for frac sand and higher prices of frac sand in 2017 compared to 2016. FOB plant sales volumes increased 343% compared to a 128% increase for the higher-priced in-basin sand sales. In-basin sales as a percentage of total volumes sold decreased from 59% in the six months of 2016 to 43% in the six months of 2017. The shift in the mix of FOB plant and in-basin volumes decreased the overall revenue per ton, even though volumes and sand prices increased in 2017.
Cost of goods sold (excluding depreciation, depletion and amortization)
Our cost of goods sold consists primarily of direct costs such as processing plant wages, royalties, mining, purchased sand, and transportation to the plant or to transload facilities, as well as indirect costs such as plant repairs and maintenance. Our direct costs of producing sand and our logistics costs for finished product increased with our increased sales.  The most significant components of the $61.6 million increase are:

•
$21.5 million increase in the total cost to acquire and produce wet and dry sand, due mainly to higher sales volumes, and higher production costs on a per ton basis due to costs incurred to start the wet plants back up from the winter months;

•	$31.9 million increase in rail transportation-related expense, primarily due to:

•	$35.4 million increased rail shipping costs due to increased volumes sold in-basin; offset by

•	$2.7 million decreased rail lease expense; and

•	$0.9 million decreased railcar storage costs;

•	$2.8 million increase in costs of transload facilities; and

•
$5.4 million write down of sand inventory in the first quarter of 2016 based on our lower of cost or market analysis. This write down is attributed to declining market conditions and a significant decline in prices.

Selling, general and administrative expenses
The $1.5 million increase in selling, general and administrative expenses is attributable primarily to:

•	$2.1 million increase in employee-related costs due to higher staffing and bonus accruals;

•	$0.6 million in increased equity-based compensation expense;

•	$0.4 million increase in outside professional services, offset by

•	$1.7 million decrease in bad debt expense.
Interest expense
Net interest expense decreased $1.6 million mainly due to lower average balances on outstanding revolving credit facility, offset by the addition of the second lien term loan and higher average interest rates in 2017.
Other
Other expenses decreased $2.3 million due to a mark-to-market gain recognized in 2017 for a change in the fair value of the warrant issued in August 2016.
Contract and project terminations
During the first half of 2016, we negotiated various railcar lease contracts. As part of these negotiations, we paid $4.0 million as contract termination fees to a railcar lease vendor. See Note 4 to our Condensed Consolidated Financial Statements for further discussion.
Discontinued Operations
We completed the sale of our Fuel business on August 31, 2016, thus we did not have any operations for the Fuel business in 2017.
During the three months ended June 30, 2017, we wrote off a non-cash charge of $2.7 million of the hydrotreator and pipeline escrow receivables relating to completion delays and cost overruns.
Liquidity and Capital Resources
Sources of Liquidity
Our principal liquidity requirements are to finance current operations, fund capital expenditures, including acquisitions from time to time, to service our debt and to pay distributions to partners.  Our sources of liquidity generally include cash generated by our operations, borrowings under our revolving Credit Agreement and issuances of equity and debt securities.  We depend on the Credit Facility for both short-term and long-term capital needs and may use borrowings under our Credit Facility to fund our operations and capital expenditures to the extent cash generated by our operations is insufficient in any period. We believe that cash generated from our liquidity sources will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months.
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
On April 12, 2017, the Partnership entered into Amendment No. 12 to the Credit Agreement. The Amendment amended the Revolving Credit Agreement to permit the Partnership and the Borrowers to enter into the Second Lien Term Loan Agreement and to reduce commitments under the revolving credit facility to $190 million, and further reducing on a quarterly basis to $125 million for the quarter beginning January 1, 2019.
We believe that we will be able to maintain compliance with the covenants and restrictions under the Credit Agreement, as amended, for at least the next 12 months.
Second Lien Term Loan Agreement
On April 12, 2017, we entered into a new $40 million second lien senior secured term loan facility with our wholly-owned subsidiaries Emerge Energy Services Operating LLC and Superior Silica Sands LLC, as borrowers (the “Borrowers”) and U.S. Bank National Association as disbursing agent and collateral agent (the “Second Lien Term Loan Agreement”). The Second Lien Term Loan Agreement matures on April 12, 2022. Proceeds of the new term credit facility were used to (i) pay down a portion of the our existing revolving credit facility, (ii) fund the acquisition described in Note 2, (iii) pay fees and expenses incurred in connection with the new term credit facility and (iv) for general business purposes. Substantially all of our assets are pledged as collateral on a second lien basis under the Second Lien Term Loan Agreement.
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
Covenants Compliance
At June 30, 2017, we were in compliance with our loan covenants and had undrawn availability totaling $43.6 million under the Credit Agreement, well above the minimum availability required under our current covenants. Our outstanding borrowings under the Credit Agreement bore interest at a weighted-average rate of 6.51% and the borrowings under the Second Lien Term Loan Agreement bore interest at a weighted-average rate of 11.16%.

Liquidity Trends
Beginning in the second half of 2014 and continuing through the middle of 2016, prices for natural gas, crude oil and refined fuels were extremely volatile and decreased significantly. Although oil and gas drilling and completions activity has improved significantly in the last 12 months, our cash flows from operating activities are subject to significant quarterly variations as volatile commodity prices influence demand for our frac sand. In addition, after closing the sale of our Fuel business we are more dependent on the volatility in demand for frac sand without the benefit of cash flows generated by our Fuel business in periods of stable commodity prices. Therefore, the cash generated by our operations are driven by a number of factors beyond our control, including global and regional product supply and demand, weather, product distribution, refining and processing capacity and other supply chain dynamics, among other factors. Our liquidity needs may not be met solely by cash generated from operations, and we expect to continue relying on borrowings under the Credit Agreement as source of future liquidity.
However, our ability to comply with the restrictions and covenants of the Credit Agreement and the Second Lien Term Loan Agreement is uncertain and will be affected by the amount of cash flow from our operations and events or circumstances beyond our control, including events and circumstances that may stem from the condition of financial markets and commodity price levels. If in the future we are unable to comply with the financial covenants of the Credit Agreement and the lenders are unwilling to provide us with additional flexibility or a waiver, we may be forced to repay or refinance amounts then outstanding under the Credit Agreement and seek alternative sources of capital to fund our business and anticipated capital expenditures. Any such alternative sources of capital, such as equity transactions or debt financing, may be on terms less favorable or at higher costs than our current financing sources, depending on future market conditions and other factors, or may not be available at all.
Cash Flow Summary
The table below summarizes our cash flows.

	Six Months Ended June 30,
	2017	2016

	($ in thousands)
Cash flows from operating activities	$(7,173)	$(13,032)
Cash flows from investing activities	$(23,622)	$(11,012)
Cash flows from financing activities	$30,980	$6,332
Cash and cash equivalents at beginning of period	$4	$20,870
Cash and cash equivalents at end of period	$189	$3,158
Operating cash flows
Cash flows from operating activities have generally trended the same as our net income (loss) adjusted for non-cash items of depreciation, depletion and amortization, equity-based compensation, amortization of deferred financing costs, contract termination costs, unrealized losses on derivative instruments, and unrealized loss on fair value of warrants. The changes in our operating assets and liabilities were also significantly impacted by higher accounts receivable balances resulting from higher sales of sand and higher prices during the first six months of 2017.
Investing cash flows
Cash flows used in investing activities increased during the six months ended June 30, 2017 due to the acquisition of assets from Osburn Materials offset by decrease in our capital expenditures. Capital expenditures in the first six months of 2016 related to the Fuel business. Additionally, as a result of the current market conditions and covenants under our Credit Agreement, we have significantly curtailed our capital expenditures to include only those projects with the potential for rapid returns, and comply with our bank covenants that limit capital expenditures.

Financing cash flows
Our cash balance as of June 30, 2017 is $0.2 million compared to $4,000 as of December 31, 2016 and $3.2 million as of June 30, 2016. We are currently subject to a cash dominion requirement as per Amendment No. 11 to our Credit Agreement, which requires all cash receipts by us and our subsidiaries to be swept on a daily basis and used to reduce outstanding borrowings under the Credit Agreement. We manage our cash on a daily basis and make advances against the revolver based on our daily disbursements.
The main categories of our financing cash flows can be summarized as follows:

	Six Months Ended June 30,
	2017	2016

	($ in thousands)
Net debt proceeds (payments)	$35,824	$10,894
Other	(4,844)	(4,562)
Total	$30,980	$6,332
In April 2017, we entered into a second lien term loan for $40 million. Proceeds of the new term credit facility were used to (i) pay down a portion of the our existing revolving credit facility, (ii) fund the acquisition described in Note 2 (iii) pay fees and expenses incurred in connection with the new term credit facility and (iv) for general business purposes.
Critical Accounting Estimates
Significant judgment is often required in estimating the fair values of assets acquired. We engaged a third-party valuation specialist in estimating fair values of the assets acquired. We used our best estimates and assumptions to allocate the cost of the acquisition to the assets acquired on a relative fair value basis at the acquisition date.  The preliminary fair value estimates are based on available historical information and on expectations and assumptions about the future production and sales volumes, market demands, the average selling price of sand and the discount factor used in estimating future cash flows. While we believe those expectations and assumptions are reasonable, they are inherently uncertain. Additionally, we are finalizing the sand reserves estimates. Transaction costs incurred for the acquisition are capitalized as a component of the cost of the assets acquired.
ADJUSTED EBITDA
We calculate Adjusted EBITDA, a non-GAAP measure, in accordance with our current Credit Agreement as: net income (loss) plus consolidated interest expense (net of interest income), income tax expense, depreciation, depletion and amortization expense, non-cash charges and losses that are unusual or non-recurring less income tax benefits and gains that are unusual or non-recurring and other adjustments allowable under our current Credit Agreement.   Adjusted EBITDA is used as a supplemental financial measure by our management and external users of our financial statements, such as investors and commercial banks, to assess:

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

Reconciliation of Net Income (Loss) and Operating Cash Flows to Adjusted EBITDA
The following table present a reconciliation of net income (loss) to Adjusted EBITDA for the three months ended June 30, 2017 and 2016:

	Continuing		Discontinued		Consolidated

	Three Months Ended June 30,
	2017	2016	2017	2016	2017	2016

	($ in thousands)
Net income (loss)	$(3,425)	$(28,150)	$(2,657)	$5,253	$(6,082)	$(22,897)
Interest expense, net	5,082	5,283	—	686	5,082	5,969
Depreciation, depletion and amortization	5,675	4,870	—	—	5,675	4,870
Provision for income taxes	—	1	—	5	—	6
EBITDA	7,332	(17,996)	(2,657)	5,944	4,675	(12,052)
Equity-based compensation expense	330	(335)	—	131	330	(204)
Contract and project terminations	—	10	—	—	—	10
Reduction in escrow receivable	—	—	2,657	—	2,657	—
Provision for doubtful accounts	—	—	—	38	—	38
Accretion expense	29	30	—	—	29	30
Retirement of assets	66	—	—	67	66	67
Fuel division selling expenses	—	—	—	679	—	679
Other state and local taxes	456	483	—	89	456	572
Non-cash deferred lease expense	2,329	1,607	—	—	2,329	1,607
Unrealized gain on fair value of warrant	(3,008)	—	—	—	(3,008)	—
Other adjustments allowable under our Credit Agreement	—	173	—	—	—	173
Adjusted EBITDA	$7,534	$(16,028)	$—	$6,948	$7,534	$(9,080)

The following table present a reconciliation of net income (loss) to Adjusted EBITDA for the six months ended June 30, 2017 and 2016:

	Continuing		Discontinued		Consolidated

	Six Months Ended June 30,
	2017	2016	2017	2016	2017	2016
	($ in thousands)
Net income (loss)	$(14,815)	$(62,591)	$(2,657)	$5,479	$(17,472)	$(57,112)
Interest expense, net	8,280	9,877	—	1,283	8,280	11,160
Depreciation, depletion and amortization	10,331	9,777	—	2,354	10,331	12,131
Provision for income taxes	—	21	—	11	—	32
EBITDA	3,796	(42,916)	(2,657)	9,127	1,139	(33,789)
Equity-based compensation expense	677	(98)	—	234	677	136
Write-down of sand inventory	—	5,394	—	—	—	5,394
Contract and project terminations	—	4,036	—	—	—	4,036
Reduction in escrow receivable	—	—	2,657	—	2,657	—
Provision for doubtful accounts	—	1,672	—	74	—	1,746
Accretion expense	58	59	—	—	58	59
Retirement of assets	60	—	—	67	60	67
Reduction in force	—	76	—	—	—	76
Fuel division selling expenses	—	—	—	679	—	679
Other state and local taxes	880	952	—	236	880	1,188
Non-cash deferred lease expense	4,230	1,607	—	—	4,230	1,607
Unrealized gain on fair value of warrant	(2,312)	—	—	—	(2,312)	—
Other adjustments allowable under our Credit Agreement	213	208	—	—	213	208
Adjusted EBITDA	$7,602	$(29,010)	$—	$10,417	$7,602	$(18,593)

The following table reconciles Consolidated Adjusted EBITDA to our operating cash flows for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,

	2017	2016	2017	2016

	($ in thousands)
Adjusted EBITDA	$7,534	$(9,080)	$7,602	$(18,593)
Interest expense, net	(3,975)	(4,347)	(6,659)	(8,989)
Income tax expense	(456)	(578)	(880)	(1,220)
Contract and project terminations - non-cash	—	—	—	(25)
Reduction in force	—	—	—	(76)
Write-down of sand inventory	—	—	—	(5,394)
Other adjustments allowable under our Credit Agreement	—	(173)	(213)	(208)
Fuel division selling expenses	—	(679)	—	(679)
Permitted acquisition transaction expenses	—	—	—	—
Cost to retire assets	19	9	19	9
Non-cash deferred lease expense	(2,329)	(1,607)	(4,230)	(1,607)
Change in other operating assets and liabilities	4,973	5,714	(2,812)	23,750
Cash flows from operating activities:	$5,766	$(10,741)	$(7,173)	$(13,032)

Cash flows from investing activities:	$(22,230)	$(6,099)	$(23,622)	$(11,012)

Cash flows from financing activities:	$14,554	$8,637	$30,980	$6,332

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information about market risks for the six months ended June 30, 2017, does not differ materially from that discussed under Item 7A of our Annual Report on Form 10-K for the year ended December 31,2016.  Following the sale of the Fuel business, risks with respect to prices of refined fuels products and transmix, wholesale fuel and other feedstocks are no longer applicable to or continuing operations.
ITEM 4.                                                 CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended June 30, 2017 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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

10.1*†	Sand Supply Agreement, dated May 19, 2017, between Superior Silica Sand and Liberty Oilfield Service, LLC.

10.2*†	Sand Supply Agreement, dated July 19, 2017, between Superior Silica Sand and EP Energy E&P Company, L.P.

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

95.1*	Mine Safety Disclosure Exhibit.

101*	Interactive Data Files - XBRL.

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
Date: August 4, 2017

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

10.1*†	Sand Supply Agreement, dated May 19, 2017, between Superior Silica Sand and Liberty Oilfield Service, LLC.

10.2*†	Sand Supply Agreement, dated July 19, 2017, between Superior Silica Sand and EP Energy E&P Company, L.P.

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

95.1*	Mine Safety Disclosure Exhibit.

101*	Interactive Data Files - XBRL.

*    Filed herewith (or furnished in the case of Exhibits 32.1 and 32.2).

†    Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been separately filed with the Securities and Exchange Commission.