Form 10-Q
period 2017-09-30
Emerge Energy Services LP
filed 2017-11-02
CIK 1555177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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

As of October 26, 2017, 30,152,610 common units were outstanding.

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

PART I                                           FINANCIAL INFORMATION

ITEM 1.                                      FINANCIAL STATEMENTS

EMERGE ENERGY SERVICES LP
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands, except unit data)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$549	$4
Trade and other receivables, net	56,983	25,103
Inventories	26,868	17,457
Prepaid expenses and other current assets	5,536	11,374
Total current assets	89,936	53,938

Property, plant and equipment, net	178,408	165,484
Intangible assets, net	2,443	4,781
Other assets, net	25,099	25,330
Non-current assets held for sale	292	371
Total assets	$296,178	$249,904

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$20,710	$11,221
Accrued liabilities	17,850	11,629
Current portion of long-term debt	22,048	—
Total current liabilities	60,608	22,850

Long-term debt, net of current portion	157,090	134,012
Business acquisition obligation, net of current portion	5,898	8,063
Other long-term liabilities	29,422	30,323
Total liabilities	253,018	195,248

Commitments and contingencies
Preferred units - Series A - Par value of $1,000: 0 units and 10,000 units issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	—	6,914
Partners’ equity:
General partner	—	—
Limited partner common units - 30,150,916 units and 29,076,456 units issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	43,160	47,742
Total partners’ equity	43,160	47,742
Total liabilities and partners’ equity	$296,178	$249,904

See accompanying notes to unaudited condensed consolidated financial statements.

EMERGE ENERGY SERVICES LP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$103,215	$31,285	$261,161	$85,780
Operating expenses:
Cost of goods sold (excluding depreciation, depletion and amortization)	80,239	40,500	223,978	122,644
Depreciation, depletion and amortization	6,078	4,687	16,409	14,464
Selling, general and administrative expenses	7,302	4,697	20,030	15,931
Contract and project terminations	—	(25)	—	4,011
Total operating expenses	93,619	49,859	260,417	157,050
Operating income (loss)	9,596	(18,574)	744	(71,270)
Other expense (income):
Interest expense, net	5,073	8,014	13,353	17,891
Other	(901)	3,359	(3,218)	3,356
Total other expense	4,172	11,373	10,135	21,247
Income (loss) from continuing operations before provision for income taxes	5,424	(29,947)	(9,391)	(92,517)
Provision (benefit) for income taxes	(58)	8	(58)	29
Net income (loss) from continuing operations	5,482	(29,955)	(9,333)	(92,546)
Discontinued Operations
Income (loss) from discontinued operations, net of taxes	(468)	3,373	(3,125)	8,852
Gain on sale of discontinued operations	—	31,699	—	31,699
Total income (loss) from discontinued operations, net of taxes	(468)	35,072	(3,125)	40,551
Net income (loss)	$5,014	$5,117	$(12,458)	$(51,995)

Earnings (loss) per common unit (1)
Basic:
Earnings (loss) per common unit from continuing operations	$0.19	$(1.24)	$(0.31)	$(3.82)
Earnings (loss) per common unit from discontinued operations	(0.02)	1.45	(0.10)	1.67
Basic earnings (loss) per common unit	$0.17	$0.21	$(0.41)	$(2.15)

Diluted:
Earnings (loss) per common unit from continuing operations	$0.18	$(1.24)	$(0.42)	$(3.82)
Earnings (loss) per common unit from discontinued operations	(0.02)	1.45	(0.10)	1.67
Diluted earnings (loss) per common unit	$0.16	$0.21	$(0.52)	$(2.15)

Weighted average number of common units outstanding - basic	30,270,572	24,159,038	30,120,216	24,136,642
Weighted average number of common units outstanding - diluted	30,400,584	24,159,038	30,183,091	24,136,642

(1) See Note 9.

See accompanying notes to unaudited condensed consolidated financial statements.

EMERGE ENERGY SERVICES LP
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF PREFERRED UNITS AND PARTNERS’ EQUITY
($ in thousands)

	Limited Partner Common Units	General Partner (non-economic interest)	Total Partners’ Equity	Preferred Units

Balance at December 31, 2016	$47,742	$—	$47,742	$6,914
Net loss	(12,458)	—	(12,458)	—
Equity-based compensation	1,020	—	1,020	—
Conversion of preferred units	6,914	—	6,914	(6,914)
Other	(58)	—	(58)	—
Balance at September 30, 2017	$43,160	$—	$43,160	$—

See accompanying notes to unaudited condensed consolidated financial statements.

EMERGE ENERGY SERVICES LP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(12,458)	$(51,995)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation, depletion and amortization	16,409	16,818
Equity-based compensation expense	1,020	468
Project and contract termination costs - non-cash portion	—	4,011
Unrealized (gain) loss on fair value of warrant	(3,212)	2,975
Write-down of escrow receivable	3,125	—
Provision for doubtful accounts	—	1,211
Loss on disposal of assets	79	285
Amortization of debt discount/premium and deferred financing costs	2,750	5,492
Write-down of inventory	—	5,394
Non-capitalized cost of private placement	—	387
Gain on sale of discontinued operations	—	(31,699)
Unrealized (gain) loss on derivative instruments	(225)	455
Other non-cash charges	83	87
Changes in operating assets and liabilities:
Accounts receivable	(31,881)	4,994
Inventories	(9,411)	8,957
Prepaid expenses and other current assets	2,713	2,446
Accounts payable and accrued liabilities	16,888	866
Other assets	233	1,013
Cash flows from operating activities	(13,887)	(27,835)

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,439)	(12,260)
Net proceeds from disposal of assets	211	82
Asset acquisition	(20,430)	—
Proceeds from sale of discontinued operations, net	—	153,973
Other investing activities	—	9
Cash flows from investing activities	(25,658)	141,804

Cash flows from financing activities:
Proceeds from line of credit borrowings	253,075	259,978
Proceeds from second lien term loan	39,597	—
Repayment of line of credit borrowings	(247,272)	(408,592)
Net proceeds from private placement	—	18,682
Payment of business acquisition obligation	(2,223)	(944)
Payment of financing costs	(3,024)	(3,940)
Other financing activities	(63)	(18)
Cash flows from financing activities	40,090	(134,834)

Cash and cash equivalents:
Net increase (decrease)	545	(20,865)
Balance at beginning of period	4	20,870
Balance at end of period	$549	$5
 See accompanying notes to unaudited condensed consolidated financial statements.

EMERGE ENERGY SERVICES LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.              ORGANIZATION AND BASIS OF PRESENTATION
Organization
Emerge Energy Services LP (“Emerge”) is a Delaware limited partnership that completed its initial public offering (“IPO”) on May 14, 2013 to become a publicly traded partnership.  The combined entities of Superior Silica Sands LLC (“SSS”), a Texas limited liability company and Emerge Energy Services Operating LLC (“Emerge Operating”), a Delaware limited liability company, currently represent Emerge.
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
We previously owned a fuel business that operated transmix processing facilities located in the Dallas-Fort Worth area and in Birmingham, Alabama.  The Fuel business also offered third-party bulk motor fuel storage and terminal services, biodiesel refining, sale and distribution of wholesale motor fuels, reclamation services (which consists primarily of cleaning bulk storage tanks used by other petroleum terminal and others) and blending of renewable fuels.
We completed the sale of our Fuel business pursuant to an Amended and Restated Purchase and Sale Agreement, dated August 31, 2016 (the “Restated Purchase Agreement”), with Susser Petroleum Operating Company LLC and Sunoco LP (together, “Sunoco”). Sunoco paid Emerge a purchase price of $167.7 million in cash (subject to certain working capital and other adjustments in accordance with the terms of the Restated Purchase Agreement), of which $14.25 million was placed into several escrow accounts to satisfy potential claims from Sunoco for indemnification under the Restated Purchase Agreement. See Note 3 to our Condensed Consolidated Financial Statements for further discussion.
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
2.             ASSET ACQUISITION
On April 12, 2017, we closed the transaction to acquire substantially all of the assets of Materials Holding Company, Inc., Osburn Materials, Inc., Osburn Sand Co. and South Lehr, Inc. (collectively “Osburn Materials”) for $20 million. The transaction was funded with a new $40 million term loan. Osburn Materials is located approximately 25 miles south of San Antonio, Texas and produced and sold construction, foundry and sports sands, but did not serve the energy markets. We upgraded the existing operations for conversion into frac sand sales and commenced frac sand production in July 2017. San Antonio’s current sand reserves, which consists mostly of 40/70 and 100 mesh sands, meets American Petroleum Institute (“API”) specifications for all grades.
We early adopted the provisions of ASC 805, Business Combinations and Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, in accounting for this transaction. Under this guidance, if substantially all of the fair value of the gross assets acquired is concentrated in a single asset or group of similar assets, the transaction can be accounted for as an asset purchase. Based on our analysis of the transaction, substantially all of the fair value is concentrated in the sand reserves acquired, and thus we accounted for the transaction as an asset purchase.
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
The assets acquired have been included in our consolidated balance sheets as of September 30, 2017 and are depreciated and depleted according to the policies described in our Annual Report on Form 10-K for the year ended December 31, 2016.
3.              DISCONTINUED OPERATIONS
At March 31, 2016, the assets and liabilities of our Fuel business were classified as held for sale and the results of operations have been classified as discontinued operations for all periods presented in accordance with ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.
The following corporate costs were allocated to discontinued operations for all periods presented:

•	Interest on the revolver was allocated to the discontinued operations based on the allocation of debt between Sand and Fuel business.

•	Equity-based compensation costs recognized for the Fuel business employees were allocated to discontinued operations.

•	The taxes paid on behalf of the Fuel business were compiled by review of prior tax filings and payments. These amounts were allocated to discontinued operations.

•	General corporate overhead costs were not allocated to discontinued operations.
Summarized results of the discontinued operations for the three and nine months ended September 30, 2017 and 2016 are as follows :

	Three Months Ended September 30,		Nine Months Ended September 30,

	2017	2016	2017	2016

	($ in thousands)
Revenues (1)	$—	$67,095	$—	$249,558
Cost of goods sold (excluding depreciation, depletion and amortization) (1)	—	63,481	—	233,025
Depreciation and amortization	—	—	—	2,354
Selling, general and administrative expenses	—	(211)	—	3,581
Interest expense, net	—	444	—	1,727
Other expenses	468	—	3,125	—
Income from discontinued operations before provision for income taxes	(468)	3,381	(3,125)	8,871
Provision for income taxes	—	8	—	19
Income (loss) from discontinued operations, net of taxes	(468)	3,373	(3,125)	8,852
Gain on sale of discontinued operations	—	31,699	—	31,699
Total income (loss) from discontinued operations, net of taxes	$(468)	$35,072	$(3,125)	$40,551

(1) Fuel revenues and cost of goods sold include excise taxes and similar taxes:	$—	$9,168	$—	$35,656
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

•
$4 million of the sales price was withheld as a hydrotreater escrow to satisfy any cost overruns of the Birmingham hydrotreater completion. During the nine months ended September 30, 2017, we wrote off the entire receivable relating to hydrotreator completion delays and cost overruns. This non-cash charge is included in Other expenses in our results of discontinued operations.

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
We also issued to the Purchaser a warrant to purchase approximately 890,000 common units at an exercise price of $10.82 per common unit. The Warrant, which expires on August 16, 2022, was exercisable immediately upon issuance and contains a cashless exercise provision and other customary provisions and protections, including anti-dilution protections. This warrant is classified as a liability in accordance with ASC 480, Distinguishing Liabilities from Equity, and is included in Other long-term liabilities on our Condensed Consolidated Balance Sheets. This warrant has not been exercised as of September 30, 2017.
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

Allowance for Doubtful Accounts
We had no allowance for doubtful accounts at September 30, 2017. The allowance for doubtful accounts totaled $3.1 million at December 31, 2016.
Inventories
Inventories consisted of the following:

	September 30, 2017	December 31, 2016

	($ in thousands)
Sand work in process	$15,132	$7,597
Sand finished goods	11,474	9,631
Sand raw materials and supplies	262	229
Total	$26,868	$17,457

During the first quarter of 2016, we wrote down $5.4 million of our sand inventory based on our lower of cost or market analysis. We attributed this write-down to declining market conditions and a significant decline in prices.
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following:

	September 30, 2017	December 31, 2016

	($ in thousands)
Prepaid lease assets, current	$2,562	$3,408
Prepaid insurance	684	826
Escrow receivable, current	—	5,253
Other	2,290	1,887
Total	$5,536	$11,374
Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	September 30, 2017	December 31, 2016

	($ in thousands)
Machinery and equipment (1)	$95,395	$90,035
Buildings and improvements (1)	66,190	66,190
Land and improvements (1)	45,567	45,065
Mineral reserves	49,090	30,181
Construction in progress	3,989	1,878
Capitalized reclamation costs	2,521	2,445
Total cost	262,752	235,794
Accumulated depreciation and depletion	84,344	70,310
Net property, plant and equipment	$178,408	$165,484
(1) Includes assets under capital lease
We classified $292,000 and $371,000 as assets held for sale as of September 30, 2017 and December 31, 2016.
We recognized $14.1 million and $13.1 million of depreciation and depletion expense for the nine months ended September 30, 2017 and 2016, respectively. Depreciation and depletion expense for continuing operations totaled $12.2 million for the nine months ended September 30, 2016.

Intangible Assets
Our intangible assets consisted of the following:

	Cost	Accumulated Amortization	Net

	($ in thousands)
September 30, 2017:
Patents	$7,443	$5,439	$2,004
Supply and transportation agreements	569	198	371
Non-compete agreement	100	32	68
Total	$8,112	$5,669	$2,443

December 31, 2016:
Patents	$7,443	$3,195	$4,248
Supply and transportation agreements	569	112	457
Non-compete agreement	100	24	76
Total	$8,112	$3,331	$4,781
We recognized $2.3 million and $3.8 million of amortization expense for the nine months ended September 30, 2017 and 2016, respectively.  Amortization expense for continuing operations totaled $2.3 million for the nine months ended September 30, 2016.
Other Assets, Net
Other assets, net consisted of the following:

	September 30, 2017	December 31, 2016

	($ in thousands)
Deferred lease asset (1)	$8,788	$8,826
Prepaid lease assets, net of current portion (2)	7,827	8,616
Escrow receivable, non-current (3)	5,596	5,459
Other	2,888	2,429
Total	$25,099	$25,330

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

(3)	Non-current receivables are recorded at net present value of estimated recoveries and will be adjusted as contingencies are resolved. See Note 3 - Discontinued Operations.

Accrued Liabilities
Accrued liabilities consisted of the following:

	September 30, 2017	December 31, 2016

	($ in thousands)
Sand purchases and royalties	$4,214	$517
Salaries and other employee-related	3,296	710
Fuel sale related liabilities	2,474	2,784
Current portion of business acquisition obligations	1,646	1,703
Mining	1,614	227
Sales, excise, property and income taxes	1,207	136
Deferred compensation	848	848
Accrued interest	660	641
Current portion of contract termination	210	160
Logistics	175	1,814
Other	1,506	2,089
Total	$17,850	$11,629
Other Long-term Liabilities
Other long-term liabilities consisted of the following:

	September 30, 2017	December 31, 2016

	($ in thousands)
Long-term promissory note	$9,139	$8,480
Deferred lease obligation (1)	8,383	5,858
Contract and project terminations	5,314	5,319
Warrants	3,807	7,019
Asset retirement obligation	2,779	2,647
Other	—	1,000
Total	$29,422	$30,323

(1)
We recognize lease expense for operating leases on a straight-line basis over the term of the lease, beginning on the date we take possession of the property. The difference between the cash paid to the lessor and the amount recognized as lease expense on a straight-line basis is included in deferred lease obligation.

Long-term Promissory Note
During the second quarter of 2016, we negotiated significant concessions on the majority of our railcar leases pursuant to which we cancelled or deferred deliveries on rail cars and reduced cash payments on a substantial portion of the existing rail cars in our fleets. In exchange for these concessions, we issued at par an unsecured promissory note in the aggregate principal amount of $8 million (the “PIK Note”) for delivery deferrals. The PIK Note bears interest at a rate of 10% per annum payable in cash or, in certain situations, in-kind, when certain financial metrics have been met. The PIK Note will mature on June 2, 2020. We also issued warrants to purchase 370,000 common units representing limited partnership interests in the Partnership in exchange for these concessions during the second quarter of 2016.
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

The following table illustrates the various contract termination liabilities and exit and disposal reserves included in Accrued liabilities and Other long-term liabilities in our Condensed Consolidated Balance Sheets:

($ in thousands)
Balance at December 31, 2016	$5,479
Accretion	130
Payments	(85)
Balance at September 30, 2017	$5,524
Mining and Wet Sand Processing Agreement
In April 2014, a five-year contract with a sand processor (“Processor”) became effective to support our Sand business in Wisconsin. In January 2015, the agreement was amended and extended to expire on December 31, 2021. Under this contract, the Processor financed and built a wet wash processing plant near our Wisconsin operations. As part of the agreement, the Processor wet washes our sand, creates stockpiles of washed sand and maintains the plant and equipment. During the term of the agreement the Processor will own the wet plant along with the equipment and other temporary structures used to support this activity. At the end of the agreement, or following a default under the contract by the Processor, we have the right to take ownership of the wet plant and other equipment without charge. Subject to certain conditions, ownership of the plant and equipment will transfer to us at the expiration of the term. We accounted for the wet plant as a capital lease obligation. The original capitalized lease asset and corresponding capital lease obligation totaled $3.3 million. As of September 30, 2017, we do not have any liability for capital lease obligation.
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
On June 2, 2016, we issued warrants to lessors to purchase 370,000 common units representing limited partnership interests in the partnership for concessions on various long-term leases. These warrants may be exercised at any time and from time to time during next five years, at an exercise price per common unit equal to $4.77. The fair value of these warrants was calculated at $2.45 per unit based on a Black Scholes valuation model, utilizing Level 2 inputs based on the hierarchy established in ASC 820, Fair Value Measurement. These warrants are included in Partners' Equity on our Condensed Consolidated Balance Sheets.
On August 8, 2016, we, as part of the private placement described above, also issued a warrant to the Purchaser to purchase approximately 890,000 common units at an exercise price of $10.82 per common unit. This Warrant shall be exercisable for a period of six years from the closing date and include customary provisions and protections, including anti-dilution protections. The fair value of this warrant at issuance date was calculated at $5.56 per unit based on a Black Scholes valuation model, utilizing Level 2 inputs based on the hierarchy established in ASC 820, Fair Value Measurement. This liability is  marked to market each quarter with fair value gains and losses recognized immediately in earnings and included in Other income (expense) on our Consolidated Statements of Operations. The warrant liability was $3.8 million and $7.0 million at September 30, 2017 and December 31, 2016, respectively, and we recorded a gain of $0.9 million and $3.2 million during the three and nine months ended September 30, 2017, respectively.
Retirement Plan
We sponsor a 401(k) plan for substantially all employees that provides for us to match 100% of participant contributions up to 5% of the participant’s pay.  Additionally, we can make discretionary contributions as deemed appropriate by management.
As of May 1, 2017, we reestablished the employer 401(k) contributions, which was previously suspended on July 1, 2016. Employer contributions to these plans for continuing operations totaled $253,481 and $177,000 for the nine months ended September 30, 2017 and 2016, respectively. Employer contributions for discontinued operations were $118,000 for the nine months ended September 30, 2016.
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
Concentration of Credit Risk
We provide credit, in the normal course of business, to customers located throughout the United States and Canada.  We encounter a certain amount of credit risk as a result of a concentration of receivables among a few significant customers. We perform ongoing credit evaluations of our customers and generally do not require collateral.  The trade receivables (as a percentage of total trade receivables) as of September 30, 2017 and December 31, 2016 from such significant customers are set forth below:

	September 30, 2017	December 31, 2016
Customer A	17%	15%
Customer B	13%	22%
Customer C	12%	13%
Customer D	12%	*
An asterisk indicates trade receivables are less than ten percent.
Significant customers
The table shows the percent of revenue of our significant customers for our continuing operations represented for the nine months ended September 30, 2017 and 2016.

	September 30, 2017	September 30, 2016
Customer B	21%	43%
Customer C	17%	*
Customer D	10%	*
Customer E	*	13%
An asterisk indicates revenue is less than ten percent.
Geographical Data
Although we own no long-term assets outside the United States, our Sand business began selling product in Canada during 2013.  We recognized $15.9 million and $11.2 million of revenues in Canada for the nine months ended September 30, 2017 and 2016, respectively.  All other sales have occurred in the United States.
Recent Accounting Pronouncements
In May 2014, August 2015 and May 2016, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, ASU 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date, and ASU 2016-12, Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients, respectively, as a new Topic, Accounting Standards Codification Topic 606.  The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for annual periods beginning after December 15, 2017 with early adoption permitted on January 1, 2017 and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We have certain contractual arrangements that include "take-or-pay" provisions. The fixed fees to which we have an unconditional right under these contracts could be subject to certain recognition changes and additional disclosure under ASU 2014-09. We hired an independent consultant to assist us in our assessment of our contracts. This assessment is substantially complete and we are in a position to state that this ASU will not have a significant impact on our financial position and results of operations. We are still assessing the impact on financial disclosures related to the new standard. During the remainder of 2017, we will continue our implementation process and develop any necessary policies. We will adopt this guidance in the first quarter of 2018.

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU requires lessees to recognize lease assets and lease liabilities generated by contracts longer than a year on their balance sheets. The ASU also requires companies to disclose in the footnotes to their financial statements information about the amount, timing, and uncertainty for the payments they make for the lease agreements. ASU 2016-02 is effective for public companies for annual periods and interim periods within those annual periods beginning after December 31, 2018. Early adoption is permitted for all entities. We currently have significant long-term operating leases for rail cars and transload facilities. Pursuant to the adoption, we will record substantial liabilities and corresponding assets for these leases. While we are not yet in a position to assess the full impact of the application of this ASU, we expect that the impact of recording the lease liabilities and the corresponding additional assets will have a significant impact on our financial position and results of operations and related disclosures in the notes to our consolidated financial statements.
5.              LONG-TERM DEBT
Following is a summary of our long-term debt:

	September 30, 2017	December 31, 2016

	($ in thousands)
Revolving credit facility - principal	$146,503	$140,701
Second lien term loan - principal	40,000	—
Less: Deferred financing costs, net	(7,365)	(6,689)
Total debt	179,138	134,012
Less current portion net of unamortized deferred financing costs	(22,048)	—
Long-term debt	$157,090	$134,012
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

On April 12, 2017, the Partnership entered into Amendment No. 12 to the Credit Agreement. The amendment permits the Partnership and the Borrowers to enter into the Second Lien Term Loan Agreement and to reduce commitments under the revolving credit facility to $190 million, and further reducing on a quarterly basis to $125 million for the quarter beginning January 1, 2019. Accordingly, we classified $22.0 million of our total debt as current liability at September 30, 2017.
Second Lien Term Loan Agreement
On April 12, 2017, we entered into a new $40 million second lien senior secured term loan facility with our wholly-owned subsidiaries Emerge Energy Services Operating LLC and Superior Silica Sands LLC, as borrowers (the “Borrowers”) and U.S. Bank National Association as disbursing agent and collateral agent (the “Second Lien Term Loan Agreement”). The Second Lien Term Loan Agreement matures on April 12, 2022. Proceeds of the new term credit facility were used to (i) pay down a portion of our existing revolving credit facility, (ii) fund the asset acquisition described in Note 2, (iii) pay fees and expenses incurred in connection with the new term credit facility and (iv) for general business purposes. Substantially all of our assets are pledged as collateral on a second lien basis under the Second Lien Term Loan Agreement.
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
Covenants Compliance
At September 30, 2017, we were in compliance with our loan covenants and had undrawn availability under the Credit Agreement totaling $27.8 million, well above the minimum availability required under our current covenants. At September 30, 2017, our outstanding borrowings under the Credit Agreement bore interest at a weighted-average rate of 8.21% and the borrowings under the Second Lien Term Loan Agreement bore interest at a rate of 11.3%.
6.              RELATED PARTY TRANSACTIONS
Related party transactions included in our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations for continuing operations are summarized in the following table:

	Nine Months Ended September 30,
	2017	2016

	($ in thousands)
Wages and employee-related costs (1)	$13,338	$7,467
Wages and employee-related costs for discontinued operations for September 30, 2016 were $5.9 million.

	September 30, 2017	December 31, 2016

	($ in thousands)
Accounts receivable	$334	$371
Accounts payable and accrued liabilities	$402	$436

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
For remaining phantom units granted to employees in 2013, we currently assume a 55-month vesting period, which represents management’s estimate of the amount of time until all vesting conditions have been met. For other phantom units granted to employees, we assume a 24 to 36-month vesting period. Restricted units are awarded to our independent directors on each anniversary of our IPO, each with a vesting period of one year.  Regarding distributions for independent directors and other employees, distributions are credited to a distribution equivalent rights account for the benefit of each participant and become payable generally within 45 days following the date of vesting.  As of September 30, 2017, the unpaid liability for distribution equivalent rights totaled $0.8 million.
In 2017, we granted 31,750 time-based phantom units to certain officers and employees to vest in equal installments on each anniversary date of the grant over a period of two to three years.
The following table summarizes awards granted during the nine months ended September 30, 2017.

	Total Units	Phantom Units	Restricted Units	Fair Value per Unit at Award Date
Outstanding at December 31, 2016	289,607	213,851	75,756	$13.09
Granted	54,791	31,750	23,041	$12.76
Vested	(95,896)	(20,140)	(75,756)	$12.95
Forfeitures	(12,000)	(12,000)	—	$—
Outstanding at September 30, 2017	236,502	213,461	23,041	$15.84

For the nine months ended September 30, 2017 and 2016, we recorded non-cash equity-based compensation expense of $1.0 million and $0.5 million, respectively, in selling, general and administrative expenses.  Non-cash equity-based compensation expense for continuing operations was $0.1 million for the nine months ended September 30, 2016.
As of September 30, 2017, the unrecognized compensation expense related to the grants discussed above amounted to $1.3 million to be recognized over a weighted average of 0.65 years.
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
The composition of our provision for income taxes for continuing operations is as follows:

	Nine Months Ended September 30,
	2017	2016

	($ in thousands)
Texas margin tax	$(58)	$28
Canadian income tax	—	1
Total provision for income taxes	$(58)	$29

We are responsible for our portion of the Texas margin tax that is included in our subsidiaries’ consolidated Texas franchise tax returns.  For our operations in Texas, the effective margin tax rate is approximately 0.375% as defined by applicable state law.  The margin tax qualifies as an income tax under Generally Accepted Accounting Principles (GAAP), which requires us to recognize the impact of this tax on the temporary differences between the financial statement assets and liabilities and their tax basis attributable to such tax.
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
Diluted earnings per unit is computed by dividing net income by the weighted-average number of common units outstanding, including participating securities, and increased further to include the number of common units that would have been outstanding had potential dilutive units been exercised.  The dilutive effect of restricted units is reflected in diluted net income per unit by applying the treasury stock method.  For periods in which warrants are dilutive, we reverse the income effects of the warrants and include incremental units in our computation of diluted earnings per unit. Under FASB ASC 260-10-45, Contingently Issuable Shares, 93,806 of our outstanding phantom units are not included in basic or diluted earnings per common unit calculations as of September 30, 2017 and 2016.
Basic and diluted earnings per unit for the three months ended September 30, 2017 is calculated as follows:

	Continuing		Discontinued		Consolidated

	Three Months Ended September 30,
	2017	2016	2017	2016	2017	2016

	($ in thousands, except per unit data)
Net income (loss) used to compute earnings (loss) per common unit, basic and diluted	$5,482	$(29,955)	$(468)	$35,072	$5,014	$5,117

Weighted average common units outstanding	30,150,915	24,159,038	30,150,915	24,159,038	30,150,915	24,159,038
Weighted average units deemed participating securities	119,657	—	119,657	—	119,657	—
Weighted average number of common units outstanding - basic	30,270,572	24,159,038	30,270,572	24,159,038	30,270,572	24,159,038
Add incremental units from assumed exercise of warrants	130,012	—	130,012	—	130,012	—
Weighted average number of common units outstanding - diluted	30,400,584	24,159,038	30,400,584	24,159,038	30,400,584	24,159,038

Earnings (loss) per unit, basic	$0.19	$(1.24)	$(0.02)	$1.45	$0.17	$0.21
Earnings (loss) per unit, diluted	$0.18	$(1.24)	$(0.02)	$1.45	$0.16	$0.21

Basic and diluted earnings per unit for the nine months ended September 30, 2017 is calculated as follows:

	Continuing		Discontinued		Consolidated

	Nine months ended September 30,
	2017	2016	2017	2016	2017	2016

	($ in thousands, except per unit data)
Net income (loss) used to compute earnings (loss) per common unit, basic	$(9,333)	$(92,546)	$(3,125)	$40,551	$(12,458)	$(51,995)
Unrealized (gain) loss on fair value of warrant	(3,212)	—	—	—	(3,212)	—
Net income (loss) used to compute earnings (loss) per common unit, diluted	$(12,545)	$(92,546)	$(3,125)	$40,551	$(15,670)	$(51,995)

Weighted average common units outstanding, basic	30,120,216	24,136,642	30,120,216	24,136,642	30,120,216	24,136,642
Add incremental units from assumed exercise of warrants	62,875	—	62,875	—	62,875	—
Weighted average number of common units outstanding - diluted	30,183,091	24,136,642	30,183,091	24,136,642	30,183,091	24,136,642

Earnings (loss) per unit, basic	$(0.31)	$(3.82)	$(0.10)	$1.67	$(0.41)	$(2.15)
Earnings (loss) per unit, diluted	$(0.42)	$(3.82)	$(0.10)	$1.67	$(0.52)	$(2.15)
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
On August 8, 2016, we, as part of the private placement described above, issued a warrant to the Purchaser to purchase approximately 890,000 common units at an exercise price of $10.82 per common unit. The warrant shall be exercisable for a period of six years from the closing date and include customary provisions and protections, including anti-dilution protections. The fair value of this warrant at issuance date was calculated at $5.56 per unit based on a Black Scholes valuation model, utilizing Level 2 inputs based on the hierarchy established in ASC 820, Fair Value Measurement.  This liability is  marked to market each quarter with fair value gains and losses recognized immediately in earnings and included in Other expense (income) on our Consolidated Statements of Operations. We recorded non-cash mark-to-market gains of $0.9 million and $3.2 million during the three and nine months ended September 30, 2017.
The fair values of outstanding derivative instruments and warrant and their classifications within our Condensed Consolidated Balance Sheets are summarized as follows:

	September 30, 2017	December 31, 2016	Classification

	($ in thousands)
Interest rate swaps	$2	$227	Accrued liabilities
Warrant liability	$3,807	$7,019	Other long-term liabilities
The effect of derivative instruments, none of which has been designated for hedge accounting, on our Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016	Classification

	((income) expense $ in thousands)
Interest rate swaps	$2	$(129)	$(62)	434	Interest expense, net
Commodity derivative contracts	—	(144)	—	557	Income from discontinued operations
Warrant	(900)	2,975	(3,212)	2,975	Other expense (income)
	$(898)	$2,702	$(3,274)	$3,966
11.       SUPPLEMENTAL CASH FLOW DISCLOSURES
The following supplemental disclosures may assist in the understanding of our Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
	2017	2016

	($ in thousands)
Cash paid for interest	$10,934	$14,550
Cash paid for income taxes, net of refunds	$(22)	$228
Purchases of PP&E accrued but not paid at period-end	$1,432	$2,705
Purchases of PP&E accrued in a prior period and paid in the current period	$170	$3,364

ITEM 2.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Emerge Energy Services LP (“Emerge”) is a Delaware limited partnership that completed its initial public offering (“IPO”) on May 14, 2013 to become a publicly traded partnership.  The combined entities of Superior Silica Sands LLC (“SSS”), a Texas limited liability company and Emerge Energy Services Operating LLC (“Emerge Operating”), a Delaware limited liability company, currently represent Emerge.
References to the “Partnership,” “we,” “our” or “us” refer collectively to Emerge and all of its subsidiaries.

Overview
We are a publicly-traded limited partnership formed in 2012 by management and affiliates of Insight Equity Management Company LLC and its affiliates (collectively “Insight Equity”) to own, operate, acquire and develop a diversified portfolio of energy service assets.
We completed the sale of our Fuel business pursuant to an Amended and Restated Purchase and Sale Agreement, dated August 31, 2016 (the “Restated Purchase Agreement”), with Susser Petroleum Operating Company LLC and Sunoco LP (together, “Sunoco”). Sunoco paid Emerge a purchase price of $167.7 million in cash (subject to certain working capital and other adjustments in accordance with the terms of the Restated Purchase Agreement), of which $14.25 million was placed into several escrow accounts to satisfy potential claims from Sunoco for indemnification under the Restated Purchase Agreement. See Note 3 to our Condensed Consolidated Financial Statements for further discussion.
The results of operations of the Fuel business have been classified as discontinued operations for all periods presented and we now operate our continuing business in a single Sand segment. Through our Sand business, we are engaged in the business of mining, processing, and distributing silica sand, a key input for the hydraulic fracturing of oil and gas wells. We conduct our Sand operations through our subsidiary SSS, and we believe our SSS brand has name recognition and enjoys a positive reputation with our customers.
On April 12, 2017, we closed the transaction to acquire substantially all of the assets of Osburn Materials for $20 million. The transaction was funded with a new $40 million term loan, and the remaining proceeds (after transaction fees and expenses) were used to reduce outstanding borrowings under the revolving credit facility. Osburn Materials is located approximately 25 miles south of San Antonio, Texas and produced and sold construction, foundry and sports sands, but did not serve the energy markets. We upgraded the existing operations for conversion into frac sand sales and commenced frac sand production in July 2017.
The following discussion analyzes our financial condition and results of operations and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016, as well as historical condensed consolidated financial statements and notes included elsewhere in this Quarterly Report.

Results of Operations
The following table summarizes our consolidated operating results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

	($ in thousands)
Revenues	$103,215	$31,285	$261,161	$85,780

Operating expenses:
Cost of goods sold (excluding depreciation, depletion and amortization)	80,239	40,500	223,978	122,644
Depreciation, depletion and amortization	6,078	4,687	16,409	14,464
Selling, general and administrative expenses	7,302	4,697	20,030	15,931
Contract and project terminations	—	(25)	—	4,011
Total operating expenses	93,619	49,859	260,417	157,050
Operating income (loss)	9,596	(18,574)	744	(71,270)
Other expense (income):
Interest expense	5,073	8,014	13,353	17,891
Other	(901)	3,359	(3,218)	3,356
Total other expense	4,172	11,373	10,135	21,247
Income (loss) before provision for income taxes	5,424	(29,947)	(9,391)	(92,517)
Provision (benefit) for income taxes	(58)	8	(58)	29
Net income (loss) from continuing operations	5,482	(29,955)	(9,333)	(92,546)
Discontinued Operations
Income (loss) from discontinued operations, net of taxes	(468)	3,373	(3,125)	8,852
Gain on sale of discontinued operations	—	31,699	—	31,699
Total income (loss) from discontinued operations, net of taxes	(468)	35,072	(3,125)	40,551
Net income (loss)	$5,014	$5,117	$(12,458)	$(51,995)

Adjusted EBITDA (a)	$18,743	$(8,113)	$26,345	$(26,706)
(a)         See “Adjusted EBITDA” below for a discussion of Adjusted EBITDA and a reconciliation to net income (loss) and cash flows from operations.
Major Factors Impacting Comparability Between Prior and Future Periods
Market Trends
Beginning in late 2014, the market prices for crude oil and refined products began a steep and protracted decline which continued into 2016. This greatly impacted the demand for frac sand as drilling and completion of new oil and natural gas wells was significantly curtailed in North America. As a result, we experienced significant downward pressure on sand volume and pricing. However, commodity prices stabilized in the middle of 2016, leading to an improvement in drilling activity during the third quarter of 2016 and into 2017. Market conditions have improved significantly in 2017, and based on industry outlooks from third-party research firms and customers, we expect conditions to continue to improve for the rest of the year and into 2018.
The increase in demand for frac sand has significantly tightened the availability of supply, and as a result, customers are seeking surety of supply through contractual commitments. We are now selectively agreeing to multi-year contracts with some of our key accounts. Earlier in the year, we entered into two take-or-pay sand supply agreements with customers whereby we are compensated at a fixed price per-ton if less than the minimum volume of sand committed for sale under the agreement is ultimately purchased by the customer. We are also evaluating take-or-pay sand supply agreements for our San Antonio operation and have already received a number of non-binding indications of interest for the product. We believe that sand supply agreements ensure the customers a steady supply of product in exchange for covering the infrastructure-related fixed costs plus needed margins associated with operating our business.

Although the near-term supply is closely aligned to current demand, our competitors have begun building in-basin frac sand operations targeting the Permian Basin in West Texas.  Our San Antonio transaction positions us to target other under-served Texas in-basin markets with comparatively less start-up costs (e.g., permitting, construction, infrastructure, and environmental analysis). There can be no assurances that all of the announced projects will be completed given permitting, construction, infrastructure, and environmental constraints.
Sale of Fuel Business
In order to improve our competitive positioning and retain upside for the eventual recovery in the oil and gas cycle, we divested our Fuel business to reduce our debt burden. We recorded a gain of $31.7 million on the sale of the Fuel business during the third quarter of 2016. Please see Note 3 to our consolidated financial statements for a detailed discussion of the sale of the Fuel business.
Expansion of Sand Resources
On April 12, 2017, we closed the transaction to acquire substantially all of the assets of Osburn Materials for approximately $20 million. Osburn Materials is located approximately 25 miles south of San Antonio, Texas and produced and sold construction, foundry and sports sands, but did not serve the energy markets. We upgraded the existing operations for conversion into frac sand sales and commenced frac sand production in July 2017. As part of our expansion strategy in San Antonio we began construction of an additional plant on the site in October 2017. This plant is targeted to be operational by the second quarter of 2018.  Our ability to fully fund construction of the new plant is limited by covenants in the Credit Agreement and the Second Lien Term Loan Agreement. However, we are currently in the process of evaluating options to amend or refinance such agreements which will remove the limitations and enable us to complete the project on schedule. San Antonio has API-specification, strategic reserves that will bolster our presence with in-basin local sands and balance our portfolio of northern white to local sands. With the close proximity of the plant to the Eagle Ford basin, we expect to sell the majority of the sand produced at the plant into this shale play, which is currently the second most active in the United States.
Fluctuating Fixed Costs for Sand
During 2014, our rapidly expanding frac sand business required us to contract for numerous railcars to be delivered and leased in the future as well as contracting for new transload facilities.  The industry downturn from 2015 through 2016 and the corresponding decline in volumes shipped created an excess number of railcars in our fleet, increasing our fixed costs per-ton. However, we successfully negotiated concessions with several of our vendors in 2016, and the recent upturn in frac sand demand has required us to place most of our idled railcars back into service, thereby reducing our fixed cost per-ton.
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
Cost Containment
To conserve liquidity and respond to the industry downturn, we became focused on prudently reducing costs while maintaining our ability to quickly respond to market demands. While we have successfully implemented many cost cutting measures and achieved operational efficiencies, we continue to negotiate price concessions and purchase commitment concessions from our major vendors, such as railcar lessors, rail transportation providers, mine operators, transload facilities operators, and professional services providers.
Sand Distribution System
We have developed our sand distribution system over several years through the addition of third-party transload facilities in the basins in which our customers operate. We are able to charge higher prices for these terminal sales than for FOB plant sales to provide this additional service and convenience to our customers and to cover related transportation and other services costs.
Currently, our northern white volumes are partially constrained by railroad congestion from the class I carriers due to the high volume of shipments that have surpassed prior peak periods. We are working closely with our logistics partners to resolve the bottlenecks during this period of surging demand.

Technology Driven Proppant Products
In early 2016, we launched our self-suspending sand marketed under the brand SandMaxX™. While subject to ongoing field testing and data validation, this new technology offers the potential to increase production in oil and gas wells in addition to improving pump time and reducing other upfront costs. Early results are proving that the technology is effective down-hole, but the customer adoption rate has been slower than initially anticipated. We are still actively marketing the product and remain encouraged by the continued inquiries from existing and new customers.
Continuing Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

	($ in thousands)
Revenues:
Frac sand revenues	$101,795	$31,147	$258,055	$85,384
Non-frac sand revenues	1,420	138	3,106	396
Total revenues	103,215	31,285	261,161	85,780
Operating expenses:
Cost of goods sold (excluding depreciation, depletion and amortization)	80,239	40,500	223,978	122,644
Depreciation, depletion and amortization	6,078	4,687	16,409	14,464
Selling, general and administrative expenses	7,302	4,697	20,030	15,931
Contract and project terminations	—	(25)	—	4,011
Operating income (loss)	$9,596	$(18,574)	$744	$(71,270)
Net income (loss) from continuing operations	$5,482	$(29,955)	$(9,333)	$(92,546)
Adjusted EBITDA (a)	$18,743	$(10,872)	$26,345	$(39,882)

Volume of frac sand sold (tons in thousands)	1,361	487	3,890	1,313
Volume of non-frac sand sold (tons in thousands)	119	6	233	18
Total volume of sand sold (tons in thousands)	1,480	493	4,123	1,331

Volume of frac sand produced by plant (tons in thousands):
Arland, Wisconsin facility	463	21	1,339	21
Barron, Wisconsin facility	497	383	1,547	1,094
New Auburn, Wisconsin facility	346	10	965	190
Kosse, Texas facility	53	44	165	87
San Antonio, Texas facility (b)	16	—	16	—
Total volume of frac sand produced	1,375	458	4,032	1,392
(a)         See “Adjusted EBITDA” below for a discussion of Adjusted EBITDA and a reconciliation to net income (loss) and operating cash flows.
(b) We commenced frac sand production at the San Antonio facility in July 2017.
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30,  2016
Revenues
Sand revenues increased by $71.9 million, primarily due to a 200% increase in total volumes sold as a result of the increased market demand for frac sand, as well as higher prices of frac sand in 2017 compared to 2016. FOB plant sales volumes increased 399% compared to a 194% increase for the higher-priced, terminal sand sales. Terminal sales as a percentage of total volumes sold decreased from 46% in the third quarter of 2016 to 45% in the third quarter of 2017. Revenue per-ton increased to approximately $70 in the third quarter of 2017 compared to $63 in the third quarter in 2016 due to significant sand price increases.

Cost of goods sold (excluding depreciation, depletion and amortization)
Our cost of goods sold consists primarily of direct costs such as processing plant wages, royalties, mining, purchased sand, and transportation to the plant or to transload facilities, as well as indirect costs such as plant repairs and maintenance. Our direct costs of producing sand and our logistics costs for finished product increased with our increased sales.  The most significant components of the $39.7 million increase are:

•	The major components of the $16.2 million increase in the total cost to acquire and produce sand are:

•	Increased variable costs due to the 200% increase in total volumes sold;

•	Idling our most expensive wet plant in 2016; and

•	Allocation of fixed costs over increased volumes.

•	$21.6 million increase in rail transportation-related expense resulted primarily from:

•	$22.6 million increased rail shipping costs due to increased terminal volumes sold; offset by

•	$0.6 million decreased railcar lease expense; and

•	$0.4 million decreased railcar storage costs as we have placed previously stored cars back into service.

•	$2.0 million increase in costs of transload facilities due to increased volumes.
Selling, general and administrative expenses
The $2.6 million increase in selling, general and administrative expenses is attributable primarily to an increase in employee-related costs due to higher staffing and bonus accruals.
Interest expense
Net interest expense decreased $2.9 million mainly due to lower average balances on outstanding revolving credit facility borrowings, offset by the addition of the Second Lien Term Loan agreement and higher average interest rates in 2017.
Other
Other expenses decreased $4.3 million due to a mark-to-market gain of $0.9 million recognized in the third quarter of 2017 compared to a loss of $3.0 million recognized in the third quarter of 2016 due to a change in the fair value of the warrant issued in August 2016.
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30,  2016
Revenues
Sand revenues increased by $175.4 million, primarily due to a 210% increase in total volumes sold as a result of the increased market demand for frac sand and higher prices of frac sand in 2017 compared to 2016. FOB plant sales volumes increased 361% compared to a 118% increase for the higher-priced terminal sand sales. Terminal sales as a percentage of total volumes sold decreased from 62% in the nine months of 2016 to 44% in the nine months of 2017. The shift in the mix of FOB plant and terminal volumes decreased the overall revenue per-ton, even though volumes and sand prices increased in 2017.
Cost of goods sold (excluding depreciation, depletion and amortization)
Our cost of goods sold consists primarily of direct costs such as processing plant wages, royalties, mining, purchased sand, and transportation to the plant or to transload facilities, as well as indirect costs such as plant repairs and maintenance. Our direct costs of producing sand and our logistics costs for finished product increased with our increased sales.  The most significant components of the $101.3 million increase are:

•	The major components of the $37.7 million increase in the total cost to acquire and produce sand are:

•	Increased variable costs due to the 210% increase in total volumes sold;

•	Higher maintenance costs due to 2016 deferred maintenance;

•	Idling our most expensive wet plant in 2016; and

•	Allocation of fixed costs over increased volumes.

•	$53.4 million increase in rail transportation-related expense resulted primarily from:

•	$58.0 million increased rail shipping costs due to increased terminal volumes sold; offset by

•	$3.3 million decreased railcar lease expense; and

•	$1.3 million decreased railcar storage costs as we have placed previously stored cars back into service.

•	$4.9 million increase in costs of transload facilities; and

•
$5.4 million write down of sand inventory in the first quarter of 2016 based on our lower of cost or market analysis. This write down is attributed to declining market conditions and a significant decline in prices.

Selling, general and administrative expenses
The $4.1 million increase in selling, general and administrative expenses is attributable primarily to:

•	$4.3 million increase in employee-related costs due to higher staffing and bonus accruals;

•	$0.6 million increase in equity-based compensation expense;

•	$0.3 million increase in employee travel related expense; and

•	$0.1 million increase in outside consultants; offset by

•	$1.7 million decrease in bad debt expense.
Interest expense
Net interest expense decreased $4.5 million mainly due to lower average balances on outstanding revolving credit facility borrowings, offset by the addition of the Second Lien Term Loan agreement and higher average interest rates in 2017.
Other
Other expenses decreased $6.6 million due to a mark-to-market gain of $3.2 million recognized in 2017 compared to a loss of $3.0 million recognized in 2016 due to a change in the fair value of the warrant issued in August 2016.
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
During the nine months ended September 30, 2017, we recorded a non-cash charge of $3.1 million for writedowns of the hydrotreator and pipeline escrow receivables relating to completion delays and cost overruns.
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
Revolving Credit Facility
On June 27, 2014, we entered into an amended and restated revolving credit and security agreement (as amended, the “Credit Agreement”) among Emerge Energy Services LP, as parent guarantor, each of its subsidiaries, as borrowers (the “Borrowers”), and PNC Bank, National Association, as administrative agent and collateral agent (the “agent”), and the lenders thereto. The Credit Agreement matures on June 27, 2019 and, after giving effect to the amendments described below, consists of a $190 million revolving credit facility, which includes a sub-limit of up to $20 million for letters of credit, and incurs interest at a rate equal to either, at our option, LIBOR plus 5.00% or the base rate plus 4.00%. We also incur a commitment fee of 0.375% on committed amounts that are neither used for borrowings nor under letters of credit. Substantially all of the assets of the Borrowers are pledged as collateral under the Credit Agreement.
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
Second Lien Term Loan Agreement
On April 12, 2017, we entered into a new $40 million second lien senior secured term loan facility with our wholly-owned subsidiaries Emerge Energy Services Operating LLC and Superior Silica Sands LLC, as borrowers (the “Borrowers”) and U.S. Bank National Association as disbursing agent and collateral agent (the “Second Lien Term Loan Agreement”). The Second Lien Term Loan Agreement matures on April 12, 2022. Proceeds of the new term credit facility were used to (i) pay down a portion of our existing revolving credit facility, (ii) fund the acquisition described in Note 2, (iii) pay fees and expenses incurred in connection with the new term credit facility and (iv) for general business purposes. Substantially all of our assets are pledged as collateral on a second lien basis under the Second Lien Term Loan Agreement.
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
Covenants Compliance
At September 30, 2017, we were in compliance with our loan covenants and had undrawn availability totaling $27.8 million under the Credit Agreement, well above the minimum availability required under our current covenants. At September 30, 2017, our outstanding borrowings under the Credit Agreement bore interest at a weighted-average rate of 8.21% and the borrowings under the Second Lien Term Loan Agreement bore interest at a rate of 11.3%.

Liquidity Trends
Beginning in the second half of 2014 and continuing through the middle of 2016, prices for natural gas, crude oil and refined fuels were extremely volatile and decreased significantly. Although oil and gas drilling and completions activity has improved significantly in the last 18 months, our cash flows from operating activities are subject to significant quarterly variations as volatile commodity prices influence demand for our frac sand. In addition, after closing the sale of our Fuel business we are more dependent on the volatility in demand for frac sand without the benefit of cash flows generated by our Fuel business in periods of stable commodity prices. Therefore, the cash generated by our operations are driven by a number of factors beyond our control, including global and regional product supply and demand, weather, product distribution, refining and processing capacity and other supply chain dynamics, among other factors. Our liquidity needs may not be met solely by cash generated from operations, and we expect to continue relying on borrowings under the Credit Agreement as source of future liquidity.
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
We are currently evaluating options to amend or refinance the Credit Agreement and the Second Lien Term Loan Agreement in order to remove or modify covenants limiting our ability to make capital expenditures necessary to complete the construction of our new plant in San Antonio, Texas by the second quarter of 2018. There can be no assurances that we will be able to refinance such indebtedness or amend such agreements on terms acceptable or favorable to us, if at all.
Cash Flow Summary
The table below summarizes our cash flows.

	Nine Months Ended September 30,
	2017	2016

	($ in thousands)
Cash flows from operating activities	$(13,887)	$(27,835)
Cash flows from investing activities	$(25,658)	$141,804
Cash flows from financing activities	$40,090	$(134,834)
Cash and cash equivalents at beginning of period	$4	$20,870
Cash and cash equivalents at end of period	$549	$5
Operating cash flows
Cash flows from operating activities have generally trended the same as our net income (loss) adjusted for non-cash items of depreciation, depletion and amortization, equity-based compensation, amortization of deferred financing costs, contract termination costs, unrealized losses on derivative instruments, and unrealized (gain) loss on fair value of warrants. Significant changes in our working capital resulted from rapid growth of sales and billings as well as higher costs to support our expanding business during 2017.
Investing cash flows
Cash flows used in investing activities increased during the nine months ended September 30, 2017 due to the asset acquisition from Osburn Materials, offset by a decrease in our capital expenditures. Cash flows from investing activities increased during the nine months ended September 30, 2016 due to the proceeds from the sale of the Fuel business of $154.0 million, offset by a decrease in our capital expenditures of $12.3 million. Additionally, we have significantly curtailed our capital expenditures to comply with our bank covenants that limit capital expenditures.

Financing cash flows
Our cash balance as of September 30, 2017 was $0.5 million compared to $4,000 as of December 31, 2016 and $5,000 as of September 30, 2016. We are currently subject to a cash dominion requirement as per Amendment No. 11 to our Credit Agreement, which requires all cash receipts by us and our subsidiaries to be swept on a daily basis and used to reduce outstanding borrowings under the Credit Agreement. We manage our cash on a daily basis and make advances against the revolver based on our daily disbursements.
The main categories of our financing cash flows can be summarized as follows:

	Nine Months Ended September 30,
	2017	2016

	($ in thousands)
Net debt proceeds (payments)	$45,400	$(148,614)
Net proceeds from private placement	—	18,682
Other	(5,310)	(4,902)
Total	$40,090	$(134,834)
In April 2017, we entered into a second lien term loan for $40 million. Proceeds of the new term credit facility were used to (i) pay down a portion of our existing revolving credit facility, (ii) fund the acquisition described in Note 2 (iii) pay fees and expenses incurred in connection with the new term credit facility and (iv) for general business purposes.
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

Reconciliation of Net Income (Loss) and Operating Cash Flows to Adjusted EBITDA
The following table present a reconciliation of net income (loss) to Adjusted EBITDA for the three months ended September 30, 2017 and 2016:

	Continuing		Discontinued		Consolidated

	Three Months Ended September 30,
	2017	2016	2017	2016	2017	2016

	($ in thousands)
Net income (loss)	$5,482	$(29,955)	$(468)	$35,072	$5,014	$5,117
Interest expense, net	5,073	8,014	—	444	5,073	8,458
Depreciation, depletion and amortization	6,078	4,687	—	—	6,078	4,687
Provision (benefit) for income taxes	(58)	8	—	8	(58)	16
EBITDA	16,575	(17,246)	(468)	35,524	16,107	18,278
Equity-based compensation expense	343	235	—	97	343	332
Contract and project terminations	—	(25)	—	—	—	(25)
Reduction in escrow receivable	—	—	468	—	468	—
Provision for doubtful accounts	—	8	—	(543)	—	(535)
Accretion expense	25	30	—	—	25	30
Retirement of assets	—	209	—	—	—	209
Fuel division selling expenses	—	—	—	(679)	—	(679)
Other state and local taxes	477	483	—	59	477	542
Non-cash deferred lease expense	2,223	2,072	—	—	2,223	2,072
Unrealized (gain) loss on fair value of warrant	(900)	2,975	—	—	(900)	2,975
Non-capitalized cost of private placement	—	387	—		—	387
Gain on sale of discontinued operations, net of tax	—	—	—	(31,699)	—	(31,699)
Adjusted EBITDA	$18,743	$(10,872)	$—	$2,759	$18,743	$(8,113)

The following table present a reconciliation of net income (loss) to Adjusted EBITDA for the nine months ended September 30, 2017 and 2016:

	Continuing		Discontinued		Consolidated

	Nine Months Ended September 30,
	2017	2016	2017	2016	2017	2016

	($ in thousands)
Net income (loss)	$(9,333)	$(92,546)	$(3,125)	$40,551	$(12,458)	$(51,995)
Interest expense, net	13,353	17,891	—	1,727	13,353	19,618
Depreciation, depletion and amortization	16,409	14,464	—	2,354	16,409	16,818
Provision (benefit) for income taxes	(58)	29	—	19	(58)	48
EBITDA	20,371	(60,162)	(3,125)	44,651	17,246	(15,511)
Equity-based compensation expense	1,020	137	—	331	1,020	468
Write-down of sand inventory	—	5,394	—	—	—	5,394
Contract and project terminations	—	4,011	—	—	—	4,011
Reduction in escrow receivable	—	—	3,125	—	3,125	—
Provision for doubtful accounts	—	1,680	—	(469)	—	1,211
Accretion expense	83	89	—	—	83	89
Retirement of assets	60	209	—	67	60	276
Reduction in force	—	76	—	—	—	76
Other state and local taxes	1,357	1,435	—	295	1,357	1,730
Non-cash deferred lease expense	6,453	3,679	—	—	6,453	3,679
Unrealized (gain) Loss on fair value of warrant	(3,212)	2,975	—	—	(3,212)	2,975
Non-capitalized cost of private placement	—	387	—		—	387
Gain on sale of discontinued operations, net of tax	—	—	—	(31,699)	—	(31,699)
Other adjustments allowable under our Credit Agreement	213	208	—	—	213	208
Adjusted EBITDA	$26,345	$(39,882)	$—	$13,176	$26,345	$(26,706)

The following table reconciles Consolidated Adjusted EBITDA to our operating cash flows for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2017	2016	2017	2016

	($ in thousands)
Adjusted EBITDA	$18,743	$(8,113)	$26,345	$(26,706)
Interest expense, net	(4,169)	(4,682)	(10,828)	(13,671)
Income tax expense	(419)	(558)	(1,299)	(1,778)
Contract and project terminations - non-cash	—	25	—	—
Reduction in force	—	—	—	(76)
Write-down of sand inventory	—	—	—	(5,394)
Other adjustments allowable under our Credit Agreement	—	—	(213)	(208)
Fuel division selling expenses	—	679	—	—
Cost to retire assets	—	—	19	9
Non-cash deferred lease expense	(2,223)	(2,072)	(6,453)	(3,679)
Change in other operating assets and liabilities	(18,646)	(82)	(21,458)	23,668
Cash flows from operating activities:	$(6,714)	$(14,803)	$(13,887)	$(27,835)

Cash flows from investing activities:	$(2,036)	$152,816	$(25,658)	$141,804

Cash flows from financing activities:	$9,110	$(141,166)	$40,090	$(134,834)

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information about market risks for the nine months ended September 30, 2017, does not differ materially from that discussed under Item 7A of our Annual Report on Form 10-K for the year ended December 31,2016.  Following the sale of the Fuel business, risks with respect to prices of refined fuels products and transmix, wholesale fuel and other feedstocks are no longer applicable to or continuing operations.
ITEM 4.                                                 CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended September 30, 2017 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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

10.1†
Sand Supply Agreement, dated July 19, 2017, between Superior Silica Sand and EP Energy E&P Company, L.P. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 4, 2017).

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
Date: November 2, 2017

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

10.1†
Sand Supply Agreement, dated July 19, 2017, between Superior Silica Sand and EP Energy E&P Company, L.P. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 4, 2017).

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