Form 10-Q
period 2018-03-31
Emerge Energy Services LP
filed 2018-05-03
CIK 1555177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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

As of April 25, 2018, 31,006,173 common units were outstanding.

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

•
other factors discussed in this Quarterly Report on Form 10-Q and the detailed factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

When considering forward-looking statements, you should keep in mind the known material risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2017 in “Risk Factors” and in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.”  Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

PART I                                           FINANCIAL INFORMATION

ITEM 1.                                      FINANCIAL STATEMENTS

EMERGE ENERGY SERVICES LP
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands, except unit data)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$8,689	$5,729
Trade and other receivables, net	66,768	56,951
Inventories	14,889	27,825
Prepaid expenses and other current assets	8,173	6,331
Total current assets	98,519	96,836

Property, plant and equipment, net	203,813	185,970
Intangible assets, net	570	1,664
Other assets, net	22,563	24,422
Total assets	$325,465	$308,892

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$21,976	$18,819
Accrued liabilities	16,012	29,718
Current portion of long-term debt	8,063	—
Total current liabilities	46,051	48,537

Long-term debt, net of current portion	195,690	176,351
Business acquisition obligation, net of current portion	4,553	5,013
Other long-term liabilities	22,228	29,882
Total liabilities	268,522	259,783

Commitments and contingencies
Partners’ equity:
General partner	—	—
Limited partner common units - 31,006,173 units and 30,174,940 units issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	56,943	49,109
Total partners’ equity	56,943	49,109
Total liabilities and partners’ equity	$325,465	$308,892

See accompanying notes to unaudited condensed consolidated financial statements.

EMERGE ENERGY SERVICES LP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except unit and per unit data)

	Three Months Ended March 31,
	2018	2017
Revenues	$106,750	$75,344
Operating expenses:
Cost of goods sold (excluding depreciation, depletion and amortization)	80,242	72,311
Depreciation, depletion and amortization	4,861	4,656
Selling, general and administrative expenses	8,571	5,878
Contract and project terminations	1,689	—
Total operating expenses	95,363	82,845
Operating income (loss)	11,387	(7,501)
Other expense (income):
Interest expense, net	10,492	3,198
Other	(688)	691
Total other expense	9,804	3,889
Income (loss) from continuing operations before provision for income taxes	1,583	(11,390)
Provision (benefit) for income taxes	97	—
Net income (loss)	$1,486	$(11,390)

Earnings (loss) per common unit (1)
Basic earnings (loss) per common unit	$0.05	$(0.38)
Diluted earnings (loss) per common unit	$0.05	$(0.38)

Weighted average number of common units outstanding - basic	31,212,968	30,061,022
Weighted average number of common units outstanding - diluted	31,371,382	30,061,022
(1) See Note 8.

See accompanying notes to unaudited condensed consolidated financial statements.

EMERGE ENERGY SERVICES LP
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF PREFERRED UNITS AND PARTNERS’ EQUITY
($ in thousands)

	Limited Partner Common Units	General Partner (non-economic interest)	Total Partners’ Equity

Balance at December 31, 2017	$49,109	$—	$49,109
Net income	1,486	—	1,486
Equity-based compensation	434	—	434
Issuance of equity	5,974	—	5,974
Other	(60)	—	(60)
Balance at March 31, 2018	$56,943	$—	$56,943

See accompanying notes to unaudited condensed consolidated financial statements.

EMERGE ENERGY SERVICES LP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$1,486	$(11,390)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation, depletion and amortization	4,861	4,656
Equity-based compensation expense	434	347
Project and contract termination costs	1,689	—
Unrealized (gain) loss on fair value of warrant	(677)	696
Provision for doubtful accounts	3	—
Loss (gain) on disposal of assets	2	(6)
Amortization of debt discount/premium and deferred financing costs	4,528	663
Unrealized (gain) loss on derivative instruments	—	(149)
Other non-cash charges	30	29
Changes in operating assets and liabilities:
Accounts receivable	(9,815)	(15,609)
Inventories	12,936	4,204
Prepaid expenses and other current assets	(1,843)	(784)
Accounts payable and accrued liabilities	(3,155)	4,194
Other assets	265	210
Cash flows from operating activities	10,744	(12,939)

Cash flows from investing activities:
Purchases of property, plant and equipment	(30,102)	(1,399)
Net proceeds from disposal of assets	9	7
Cash flows from investing activities	(30,093)	(1,392)

Cash flows from financing activities:
Proceeds from line of credit borrowings	9,510	76,100
Proceeds from second lien term loan	175,000	—
Repayment of line of credit borrowings	(143,700)	(57,929)
Repayment of other long-term debt	(5,882)	—
Payment of business acquisition obligation	(595)	(1,519)
Payment of financing costs	(11,964)	(163)
Other financing activities	(60)	(63)
Cash flows from financing activities	22,309	16,426

Cash and cash equivalents:
Net increase (decrease)	2,960	2,095
Balance at beginning of period	5,729	4
Balance at end of period	$8,689	$2,099
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
We are engaged in the business of mining, processing, and distributing silica sand, a key input for the hydraulic fracturing of oil and gas wells. We conduct our operations through our subsidiary SSS, and we believe our Superior Silica Sands brand has name recognition and a positive reputation with our customers. The Sand business conducts mining and processing operations from facilities located in Wisconsin and Texas.  In addition to mining and processing silica sand for the oil and gas industry, the Sand business sells its product for use in building products and foundry operations.
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
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read together with our 2017 Annual Report on Form 10-K. These financial statements include the accounts of all of our subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included.
2.             ASSET ACQUISITION
On April 12, 2017, we closed the transaction to acquire substantially all of the assets of Materials Holding Company, Inc., Osburn Materials, Inc., Osburn Sand Co. and South Lehr, Inc. for $20 million. The transaction was funded with a $40 million term loan. The San Antonio site is located 25 miles south of San Antonio, Texas, and previously produced and sold construction, foundry and sports sands, but did not serve the energy markets. We upgraded the existing operations for conversion into frac sand production and commenced frac sand production in July 2017. Our San Antonio site’s reserves consist mostly of 40/70 and 100 mesh sands and meet American Petroleum Institute (“API”) specifications for all grades.
We early adopted the provisions of Accounting Standards Codification (“ASC”) 805, Business Combinations and Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, in accounting for this transaction. Under this guidance, if substantially all of the fair value of the gross assets acquired is concentrated in a single asset or group of similar assets, the transaction can be accounted for as an asset purchase. Based on our analysis of the transaction, substantially all of the fair value is concentrated in the sand reserves acquired, and thus we accounted for the transaction as an asset purchase. Significant judgment is often required in estimating the fair values of assets acquired. We engaged a third-party valuation specialist in estimating fair values of the assets acquired. We used our best estimates and assumptions to allocate the cost of the acquisition to the assets acquired on a relative fair value basis at the acquisition date. The fair value estimates are based on available historical information and on expectations and assumptions about the future production and sales volumes, market demands, the average selling price of sand, and the discount factor used in estimating future cash flows. While we believe those expectations and assumptions are reasonable, they are inherently uncertain. Transaction costs of $434,000 incurred for the acquisition are capitalized as a component of the cost of the assets acquired.

3.              OTHER FINANCIAL DATA
Adoption of ASC 606, Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers, ASC 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASC 606 replaced most existing revenue recognition guidance in United States Generally Accepted Accounting Principles (“GAAP”) when it became effective for fiscal years beginning after December 15, 2017. ASC 606 permits the use of either the retrospective or cumulative effect transition method. We conducted and completed a comprehensive review of contracts and their associated business terms and conditions and performed detailed analyses on the impact of this standard to our contracts. Based on our evaluation, we adopted the new standard on January 1, 2018, using the full retrospective method. Because accounting for revenue under contracts did not materially change for us under the new standard as explained below, prior period consolidated financial statements did not require adjustment.
We recognize revenue at a point in time when obligations under the terms of a contract with our customer are satisfied. This occurs with the transfer of control of our products to customers when products are shipped for direct sales to customers or when the product is picked up by a customer either at our plant location or transload location. Our contracts contain one performance obligation which is the delivery of sand to the customer at a point in time. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products. We recognize the cost for shipping as an expense in cost of sales when control over the product has transferred to the customer. Sales taxes collected concurrently with revenue-producing activities are excluded from revenue.
Our sand products are sold to United States and Canada-based customers primarily in the energy industry. Demand for our product is impacted by the economic conditions related to the energy industry, particularly fluctuations in oil and gas prices. This affects the nature, amount, timing and uncertainty of our revenue. Changes in the price of oil and gas relative to other inflationary measures could make our products more or less affordable and therefore affect our sales. We also sell a small quantity of non-frac sand to customers outside the energy industry.
Our payment terms vary by the type and location of our customers. The term between invoicing and the payment due date is 30 days in most cases. For certain customers, we require payment before the product is delivered.
The following table presents our revenues disaggregated by nature of product:

	Three Months Ended
	March 31, 2018		March 31, 2017
	$ in thousands	Tons in thousands	$ in thousands	Tons in thousands

Frac sand revenues	$105,971	1,437	$75,182	1,245
Non-frac sand revenues	779	66	162	6
Total revenues	$106,750	1,503	$75,344	1,251
We maintain an allowance for doubtful accounts to reflect estimated losses resulting from the failure of customers to make required payments. On an ongoing basis, the collectability of accounts receivable is assessed based upon historical collection trends, current economic factors and the assessment of the collectability of specific accounts. We evaluate the collectability of specific accounts and determine when to grant credit to our customers using a combination of factors, including the age of the outstanding balances, evaluation of customers’ current and past financial condition, recent payment history, current economic environment, and discussions with our personnel and with the customers directly. Accounts are written off when it is determined the receivable will not be collected. If circumstances change, our estimates of the collectability of amounts could change by a material amount.
A limited number of our contracts have variable consideration, including shortfall fees and demurrage fees. For a limited number of customers, we sell under long-term, minimum purchase supply agreements. These agreements define, among other commitments, the volume of product that our customers must purchase, the volume of product that we must provide, and the price that we will charge for each product. The shortfall fees are billed when the customer does not meet the minimum purchases over a period of time defined in each contract. As we do not have the ability to predict the customer’s orders over the period, there are constraints around our ability to recognize the variability in consideration related to this condition. Demurrage fees are assessed to customers for not returning the railcar timely and according to the terms of the contract. Estimation of demurrage fees is also constrained as we cannot estimate when the customer will pick up the product from the railcar upon delivery. Shortfall fees and demurrage represent an immaterial amount of revenue historically. For these contracts we estimate our position quarterly using the most likely outcome method, including customer-provided forecasts and historical buying patterns, and we accrue for any asset or liability these arrangements may create. The effect of accruals for variable consideration on our consolidated financial statements is immaterial.
After a thorough and extensive analysis of all of our long-term, minimum purchase supply agreements and a review of the standard terms of the purchase orders, we determined that there is no material change in the transaction price and amounts allocated to performance obligations, or the timing of satisfaction of performance obligations under ASC 606 compared to our accounting for these items in previous periods.
Discontinued Operations
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

•
$4 million of the sales price was withheld as a hydrotreater escrow to satisfy any cost overruns of the Birmingham hydrotreater completion. In 2017, we wrote off the entire receivable relating to hydrotreator completion delays and cost overruns.

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
Private Placement
In connection with our private placement in August 2016, we issued to the purchaser a warrant to purchase approximately 890,000 common units at an exercise price of $10.82 per common unit. The warrant, which expires on August 16, 2022, was exercisable immediately upon issuance and contains a cashless exercise provision and other customary provisions and protections, including anti-dilution protections. This warrant is classified as a liability in accordance with ASC 480, Distinguishing Liabilities from Equity, and is included in Other long-term liabilities on our Condensed Consolidated Balance Sheets. This warrant has not been exercised as of March 31, 2018.
Allowance for Doubtful Accounts
The allowance for doubtful accounts totaled $17.0 thousand at March 31, 2018, and December 31, 2017.
Inventories
Inventories consisted of the following:

	March 31, 2018	December 31, 2017

	($ in thousands)
Sand finished goods	$9,959	$12,914
Sand work in process	4,751	14,650
Sand raw materials and supplies	179	261
Total	$14,889	$27,825

Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following:

	March 31, 2018	December 31, 2017

	($ in thousands)
Prepaid mining costs	$3,381	$1,011
Prepaid lease assets, current (1)	2,415	2,496
Prepaid insurance	772	875
Prepaid transload services	693	1,274
Other	912	675
Total	$8,173	$6,331

(1)
The cost to transport leased railcars from the manufacturer to our site for initial placement in service is capitalized and amortized over the term of the lease (typically five to seven years). This balance reflects the current portion of these capitalized costs.

Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	March 31, 2018	December 31, 2017

	($ in thousands)
Machinery and equipment (1)	$92,925	$92,353
Buildings and improvements (1)	66,545	66,444
Mineral reserves	49,091	49,091
Land and improvements (1)	47,597	45,567
Construction in progress	34,870	15,696
Capitalized reclamation costs	2,521	2,521
Total cost	293,549	271,672
Accumulated depreciation and depletion	89,736	85,702
Net property, plant and equipment	$203,813	$185,970
(1) Includes assets under capital lease.
We classified $393,000 and $292,000 as assets held for sale as of March 31, 2018, and December 31, 2017.
We recognized $4.1 million and $3.9 million of depreciation and depletion expense for the three months ended March 31, 2018, and 2017, respectively.
Intangible Assets
Our intangible assets consisted of the following:

	Cost	Accumulated Amortization	Net

	($ in thousands)
March 31, 2018:
Patents	$7,443	$6,936	$507
Non-compete agreement	100	37	63
Total	$7,543	$6,973	$570

December 31, 2017:
Patents	$7,443	$6,188	$1,255
Supply and transportation agreements	569	226	343
Non-compete agreement	100	34	66
Total	$8,112	$6,448	$1,664
We recognized $0.8 million of amortization expense for each of the three months ended March 31, 2018 and 2017.

Other Assets, Net
Other assets, net consisted of the following:

	March 31, 2018	December 31, 2017

	($ in thousands)
Deferred lease asset (1)	$8,763	$8,775
Prepaid lease assets, net of current portion (2)	6,575	7,153
Escrow receivable, non-current (3)	5,772	5,684
Other	1,453	2,810
Total	$22,563	$24,422

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

(3)	Non-current receivables are recorded at net present value of estimated recoveries and will be adjusted as contingencies are resolved.
Accrued Liabilities
Accrued liabilities consisted of the following:

	March 31, 2018	December 31, 2017

	($ in thousands)
Logistics	$2,816	$5,898
Fuel sale related liabilities	2,478	2,475
Current portion of business acquisition obligations	1,790	1,952
Mining	1,544	170
Salaries and other employee-related	1,209	4,633
Sales, excise, property and income taxes	871	1,953
Deferred compensation	848	848
Sand purchases and royalties	768	311
Accrued interest	578	2,552
Construction	434	7,122
Professional fees	200	373
Current portion of contract termination	85	210
Other	2,391	1,221
Total	$16,012	$29,718

Other Long-term Liabilities
Other long-term liabilities consisted of the following:

	March 31, 2018	December 31, 2017

	($ in thousands)
Deferred lease obligation (1)	$11,033	$9,561
Long-term promissory note	5,370	9,370
Asset retirement obligation	2,814	2,792
Warrants	2,134	2,811
Contract and project terminations	877	5,348
Total	$22,228	$29,882

(1)
We recognize lease expense for operating leases on a straight-line basis over the term of the lease, beginning on the date we take possession of the property. The difference between the cash paid to the lessor and the amount recognized as lease expense on a straight-line basis is included in deferred lease obligation.

Long-term Promissory Note
During the second quarter of 2016, we negotiated significant concessions on the majority of our railcar leases pursuant to which we cancelled or deferred deliveries on rail cars and reduced cash payments on a substantial portion of the existing rail cars in our fleets. In exchange for these concessions, we issued at par an unsecured promissory note in the aggregate principal amount of $8 million (the “PIK Note”) for delivery deferrals. The PIK Note bears interest at a rate of 10% per annum payable in cash or, in certain situations, in-kind, when certain financial metrics have been met. We began paying interest in cash as of January 1, 2018. This Note will mature on June 2, 2020. We paid $1.5 million of the principal balance during the three months ended March 31, 2018, as part of our debt refinancing described in Note 4 to our Condensed Consolidated Financial Statements. We also issued warrants to purchase 370,000 common units representing limited partnership interests in the Partnership in exchange for these concessions during the second quarter of 2016.
Contract and Project Terminations
In December 2015, we gained access to a significant reserve base in Jackson County, Wisconsin through a business arrangement with a contracted customer. The assets acquired included certain owned and leased land, sand deposit leases and related prepaid royalties, and transferable mining and reclamation permits. In consideration for the assets, we amended and restated the existing supply agreement between the parties and entered into a new sand purchase option agreement that provided the customer with a market-based discount on sand purchased from us. Under the agreements, we have the option to supply the contracted tons from our existing footprint of northern white sand operations or construct a new sand mine and dry plant in Jackson County, Wisconsin. Due to changing market conditions and changing preferences of customer demand, we determined that these projects were no longer economically viable and decided to terminate the land owner agreements and the mine permits. We recorded a $1.9 million charge to earnings to write off the related prepaid royalties during the three months ended March 31, 2018. As we terminated our permits for these properties, we will not owe any future royalty payments related to these properties.
During 2016, we negotiated concessions on the majority of our railcar leases pursuant to which we cancelled or deferred deliveries on rail cars and reduced cash payments on a substantial portion of the existing rail cars in our fleets. In exchange for these concessions, we incurred a contract termination charge of $4 million. We issued at par an unsecured promissory note in the aggregate principal amount of $4 million with interest payable in cash or, in certain situations, in-kind, when certain financial metrics have been met. This note bore interest at a rate of five percent per annum. We fully extinguished this liability and paid $4.4 million in January 2018 as part of our debt refinancing described in Note 4 to our Condensed Consolidated Financial Statements.
The following table illustrates the various contract termination liabilities and exit and disposal reserves included in Accrued liabilities and Other long-term liabilities in our Condensed Consolidated Balance Sheets:

($ in thousands)
Balance at December 31, 2017	$5,557
Adjustments	(221)
Accretion	8
Payments	(4,382)
Balance at March 31, 2018	$962

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
On August 8, 2016, we, as part of the private placement described above, also issued a warrant to the purchaser to purchase approximately 890,000 common units at an exercise price of $10.82 per common unit. This warrant shall be exercisable for a period of six years from the closing date and include customary provisions and protections, including anti-dilution protections. The fair value of this warrant at issuance date was calculated at $5.56 per unit based on a Black Scholes valuation model, utilizing Level 2 inputs based on the hierarchy established in ASC 820, Fair Value Measurement. This liability is  marked to market each quarter with fair value gains and losses recognized immediately in earnings and included in Other income (expense) on our Consolidated Statements of Operations. The warrant liability was $2.1 million and $2.8 million at March 31, 2018, and December 31, 2017, respectively. We recorded a a non-cash mark-to-market gain of $0.7 million during the three months ended March 31, 2018, and a loss of $0.7 million during the three months ended March 31, 2017.
Retirement Plan
We sponsor a 401(k) plan for substantially all employees that provides for us to match 100% of participant contributions up to 5% of the participant’s pay.  Additionally, we can make discretionary contributions as deemed appropriate by management.
As of May 1, 2017, we reestablished the employer 401(k) contributions, which was previously suspended on July 1, 2016. Employer contributions to these plans totaled $297,000 and $0 for the three months ended March 31, 2018, and 2017, respectively.
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
Concentration of Credit Risk
We provide credit, in the normal course of business, to customers located throughout the United States and Canada.  We encounter a certain amount of credit risk as a result of a concentration of receivables among a few significant customers. We perform ongoing credit evaluations of our customers and generally do not require collateral.  The trade receivables (as a percentage of total trade receivables) as of March 31, 2018, and December 31, 2017, from such significant customers are set forth below:

	March 31, 2018	December 31, 2017
Customer A	25%	17%
Customer B	19%	20%
Customer C	*	13%
An asterisk indicates trade receivables less than ten percent.

Significant customers
The table shows the percent of revenue of our significant customers for our continuing operations represented for the three months ended March 31, 2018, and 2017.

	March 31, 2018	March 31, 2017
Customer A	28%	17%
Customer B	12%	*
Customer D	10%	32%
An asterisk indicates revenue is less than ten percent.
Geographical Data
Although we own no long-term assets outside the United States, we began selling sand in Canada during 2013.  We recognized $11.8 million and $5.4 million of revenues in Canada for the three months ended March 31, 2018, and 2017, respectively.  All other sales have occurred in the United States.
Recent Issued Accounting Pronouncement
In February 2016, the FASB issued ASU 2016-02, Leases. This ASU requires lessees to recognize lease assets and lease liabilities generated by contracts longer than a year on their balance sheets. The ASU also requires companies to disclose in the footnotes to their financial statements information about the amount, timing, and uncertainty for the payments they make for the lease agreements. ASU 2016-02 is effective for public companies for annual periods and interim periods within those annual periods beginning after December 31, 2018. Early adoption is permitted for all entities. We currently have significant long-term operating leases for rail cars and transload facilities. Pursuant to the adoption, we will record substantial liabilities and corresponding assets for these leases. We have engaged an independent consultant to assist us in our assessment of our lease contracts. While we are not yet in a position to assess the full impact of the application of this ASU, we expect that the impact of recording the lease liabilities and the corresponding additional assets will have a significant impact on our financial position and results of operations and related disclosures in the notes to our consolidated financial statements. We plan to adopt this guidance on January 1, 2019.
4.              LONG-TERM DEBT
Following is a summary of our long-term debt:

	March 31, 2018	December 31, 2017

	($ in thousands)
Second lien term loan - principal	$215,000	$40,000
Revolving credit facility - principal	9,510	143,700
Less: Deferred financing costs, net	(20,757)	(7,349)
Total debt	203,753	176,351
Less current portion	(8,063)	—
Long-term debt	$195,690	$176,351
Revolving Credit Facility
On January 5, 2018, we entered into a $75.0 million Second Amended and Restated Revolving Credit and Security Agreement (the “Credit Agreement”), among the Partnership, as parent guarantor, each of its subsidiaries, as borrowers, PNC Bank, National Association (“PNC Bank”), as administrative agent and collateral agent, and the other lenders party thereto. The Credit Agreement replaced the Prior Credit Agreement. The Credit Agreement provides for a $75.0 million asset-based revolving credit facility, and a $20.0 million sublimit for the issuance of letters of credit. The Credit Agreement matures on January 5, 2022. Substantially all our assets are pledged as collateral on a first lien basis. This revolving credit facility is available to (i) refinance existing indebtedness, (ii) fund fees and expenses incurred in connection with the credit facility and (iii) for general business purposes, including working capital requirements, capital expenditures, permitted acquisitions, making debt payments when due, and making distributions and dividends.

The Credit Agreement contains various covenants and restrictive provisions and also requires the maintenance of certain financial covenants as follows:

•	a minimum liquidity requirement of $20.0 million at all times;

•
beginning with the fiscal quarter ending March 31, 2018, a total leverage ratio of a maximum of 5.50:1.00 decreasing quarterly thereafter to 3.00:1.00 for the fiscal quarter ending December 31, 2018, and thereafter;

•	beginning with the fiscal quarter ending March 31, 2018, a minimum fixed charge coverage ratio of 1.10:1.00; and

•	a limit on capital expenditures, subject to certain availability thresholds.
Loans under the Credit Agreement bear interest at our option at either (i) a base rate, which will be the base commercial lending rate of PNC Bank, as publicly announced to be in effect from time to time, plus an applicable margin ranging from 0.75% to 1.25% based on total leverage ratio; or (ii) LIBOR plus an applicable margin ranging from 1.75% to 2.25% based on the Partnership’s total leverage ratio.
During the three months ended March 31, 2018, we wrote off $3.9 million of deferred financing costs relating to the reduction of our revolving credit facility.
As of March 31, 2018, our outstanding borrowings under the Credit Agreement bore interest at a rate of 7.8%.
Second Lien Note Purchase Agreement
On January 5, 2018, the Partnership as guarantor, and the Partnership’s wholly owned subsidiaries Emerge Energy Services Operating LLC and Superior Silica Sands LLC, as issuers, entered into a $215 million second lien note purchase agreement with the purchasers thereunder (the “Second Lien Note Purchase Agreement”). The notes issued under the Second Lien Note Purchase Agreement will mature on January 5, 2023. Proceeds of the sale of the notes under the Second Lien Note Purchase Agreement will be used (i) to fully pay off the Partnership’s existing second lien term credit facility, (ii) to fully pay off the obligations under the Partnership’s Prior Credit Agreement, (iii) to finance capital expenditures, (iv) to pay fees and expenses incurred in connection with the new second lien facility and (v) for general business purposes. Substantially all of the Partnership’s assets are pledged as collateral on a second lien basis.
The Second Lien Note Purchase Agreement contains various covenants and restrictive provisions and also requires the maintenance of certain financial covenants as follows:

•	a minimum liquidity requirement of $20.0 million at all times;

•
beginning with the fiscal quarter ending March 31, 2018, a total leverage ratio of a maximum of 6.00:1.00 decreasing quarterly thereafter to 3.00:1.00 for the fiscal quarter ending March 31, 2019, and thereafter;

•
beginning with the fiscal quarter ending March 31, 2018, a minimum fixed charge coverage ratio of 1.10:1.00, increasing quarterly to 2.00:1.00 for the fiscal quarter ending March 31, 2019, and thereafter; and

•	a limit on capital expenditures, subject to certain availability thresholds.
Commencing on September 30, 2018, we are required to make quarterly principal payments (without premium or penalty) equal to (i) for each fiscal quarter ending on or prior to December 31, 2019, 1.25%, and (ii) for each fiscal quarter thereafter, 1.875%, of the original principal amount. Accordingly, on March 31, 2018, we have classified $8.1 million of principal as a current liability.
The notes under the Second Lien Note Purchase Agreement bear interest at 11.0% per annum until December 31, 2018, and ranging from 10.00% per annum to 12.00% per annum thereafter, depending on the our leverage ratio.
In lieu of paying cash for certain transaction costs, we also issued 814,295 common units representing limited partnership interests in the Partnership to the Second Lien Note holders in a private placement in January 2018. Proceeds from this issuance, net of expenses, was $6.0 million.
As of March 31, 2018, borrowings under the Second Lien Note Purchase Agreement bore interest at a rate of 11.0%.
Covenants Compliance
At March 31, 2018, we were in compliance with our loan covenants and had undrawn availability under the Credit Agreement totaling $53.5 million, well above the minimum availability required under our current covenants.

5.              RELATED PARTY TRANSACTIONS
Related party transactions included in our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations are summarized in the following table:

	Three Months Ended March 31,
	2018	2017

	($ in thousands)
Employee-related and other costs (1)	$9,286	$4,076

	March 31, 2018	December 31, 2017

	($ in thousands)
Accounts receivable, net	$2	$962
Accounts payable and accrued liabilities	$351	$800

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
For remaining phantom units granted to employees in 2013, we currently assume a 67-month vesting period, which represents management’s estimate of the amount of time until all vesting conditions have been met. For other phantom units granted to employees, we have a 24 to 36-month vesting period. Restricted units are awarded to our independent directors on each anniversary of our IPO, each with a vesting period of one year.  Regarding distributions for independent directors and other employees, distributions are credited to a distribution equivalent rights account for the benefit of each participant and become payable generally within 45 days following the date of vesting.  As of March 31, 2018, the unpaid liability for distribution equivalent rights totaled $0.8 million.
In the first quarter of 2018, we granted 24,800 time-based phantom units to certain officers and employees to vest in equal installments on each anniversary date of the grant over a period of two years.
The following table summarizes awards granted during the three months ended March 31, 2018.

	Total Units	Phantom Units	Restricted Units	Fair Value per Unit at Award Date
Outstanding at December 31, 2017	333,821	310,780	23,041	$13.10
Granted	24,800	24,800	—	$6.98
Vested	(25,275)	(25,275)	—	$9.72
Forfeitures	—	—	—	$—
Outstanding at March 31, 2018	333,346	310,305	23,041	$12.90

For the three months ended March 31, 2018, and 2017, we recorded non-cash equity-based compensation expense of $0.4 million and $0.3 million, respectively, in selling, general and administrative expenses.
As of March 31, 2018, the unrecognized compensation expense related to the grants discussed above amounted to $1.5 million to be recognized over a weighted average of 1.09 years.

7.              INCOME TAXES
Our provision for income taxes relates to: (i) Texas margin taxes for the Partnership, and (ii) a Canadian income taxes on SSS earnings in Canada (most of our earnings are exempted under a U.S/Canada tax treaty).  For federal income tax purposes, we report our income, expenses, gains, and losses as a partnership not subject to income taxes.  As such, each partner is responsible for his or her share of federal and state income tax.  Net earnings for financial statement purposes may differ significantly from taxable income reportable to each partner because of differences between the tax basis and financial reporting basis of assets and liabilities.
The composition of our provision for income taxes is as follows:

	Three Months Ended March 31,
	2018	2017

	($ in thousands)
Texas margin tax	$42	$—
Canadian income tax	55	—
Total provision for income taxes	$97	$—

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
Diluted earnings per unit is computed by dividing net income by the weighted-average number of common units outstanding, including the number of common units that would have been outstanding had potential dilutive units been exercised.  The dilutive effect of restricted units is reflected in diluted net income per unit by applying the treasury stock method.  For periods in which warrants are dilutive, we reverse the income effects of the warrants and include incremental units in our computation of diluted earnings per unit. Under FASB ASC 260-10-45, Contingently Issuable Shares, 93,806 of our outstanding phantom units are not included in basic or diluted earnings per common unit calculations as of March 31, 2018, and 2017.
Basic and diluted earnings per unit for the three months ended March 31, 2018, is calculated as follows:

	Three Months Ended March 31,
	2018	2017

	($ in thousands, except per unit data)
Net Income (loss)	$1,486	$(11,390)

Weighted average common units outstanding	30,997,125	30,061,022
Weighted average units deemed participating securities	215,843	—
Weighted average number of common units outstanding - basic	31,212,968	30,061,022
Weighted average potentially dilutive units outstanding	15,122	—
Add incremental units from assumed exercise of warrants	143,292	—
Weighted average number of common units outstanding - diluted	31,371,382	30,061,022

Basic earnings (loss) per common unit	$0.05	$(0.38)

Diluted earnings (loss) per common unit	$0.05	$(0.38)

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
We do not designate our derivative instruments as hedges under GAAP.  As a result, we recognize derivatives at fair value on the consolidated balance sheet with resulting gains and losses reflected in interest expense (for interest rate swap agreements). Our derivative instruments serve the same risk management purpose whether designated as a hedge or not. We derive fair values principally from published market interest rates (Level 2 inputs). We do not use derivative financial instruments for trading or speculative purposes.
On August 8, 2016, we, as part of the private placement described above, issued a warrant to the purchaser to purchase approximately 890,000 common units at an exercise price of $10.82 per common unit. The warrant shall be exercisable for a period of six years from the closing date and include customary provisions and protections, including anti-dilution protections. The fair value of this warrant at issuance date was calculated at $5.56 per unit based on a Black Scholes valuation model, utilizing Level 2 inputs based on the hierarchy established in ASC 820, Fair Value Measurement.  This liability is  marked to market each quarter with fair value gains and losses recognized immediately in earnings and included in Other expense (income) on our Condensed Consolidated Statements of Operations. We recorded non-cash mark-to-market gain of $0.7 million and a loss of $0.7 million during the three months ended March 31, 2018, and 2017, respectively.
The fair values of outstanding derivative instruments and warrant and their classifications within our Condensed Consolidated Balance Sheets are summarized as follows:

	March 31, 2018	December 31, 2017	Classification

	($ in thousands)
Warrant liability	$2,134	$2,811	Other long-term liabilities
The effect of derivative instruments, none of which has been designated for hedge accounting, on our Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended March 31,
	2018	2017	Classification

	((income) expense $ in thousands)
Interest rate swaps	$—	$(56)	Interest expense, net
Warrant	(677)	696	Other expense (income)
	$(677)	$640

10.       SUPPLEMENTAL CASH FLOW DISCLOSURES
The following supplemental disclosures may assist in the understanding of our Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
	2018	2017

	($ in thousands)
Cash paid for interest	$3,359	$2,921
Cash paid for income taxes, net of refunds	$—	$15
Issuance of equity	$5,974	$—
Purchases of PP&E accrued but not paid at period-end	$3,210	$1,561
Purchases of PP&E accrued in a prior period and paid in the current period	$11,372	$170
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
Overview
We are a publicly-traded limited partnership formed in 2012 by management and affiliates of Insight Equity Management Company LLC and its affiliates to own, operate, acquire and develop a diversified portfolio of energy service assets.
The following discussion analyzes our financial condition and results of operations and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017, as well as historical condensed consolidated financial statements and notes included elsewhere in this Quarterly Report.

Results of Operations
The following table summarizes our consolidated operating results:

	Three Months Ended March 31,
	2018	2017

	($ in thousands)
Revenues	$106,750	$75,344

Operating expenses:
Cost of goods sold (excluding depreciation, depletion and amortization)	80,242	72,311
Depreciation, depletion and amortization	4,861	4,656
Selling, general and administrative expenses	8,571	5,878
Contract and project terminations	1,689	—
Total operating expenses	95,363	82,845
Operating income (loss)	11,387	(7,501)
Other expense (income):
Interest expense	10,492	3,198
Other	(688)	691
Total other expense	9,804	3,889
Income (loss) before provision for income taxes	1,583	(11,390)
Provision (benefit) for income taxes	97	—
Net income (loss)	$1,486	$(11,390)

Adjusted EBITDA (a)	$17,386	$68
(a)         See “Adjusted EBITDA” below for a discussion of Adjusted EBITDA and a reconciliation to net income (loss) and cash flows from operations.
Major Factors Impacting Comparability Between Prior and Future Periods
Market Trends
Beginning in late 2014, the market prices for crude oil and refined products began a steep and protracted decline which continued into 2016. This greatly impacted the demand for frac sand as drilling and completion of new oil and natural gas wells was significantly curtailed in North America. As a result, we experienced significant downward pressure on sand volume and pricing. However, commodity prices stabilized in the middle of 2016, leading to an improvement in drilling activity during the third quarter of 2016 and into 2017. Market conditions have continued to improve in the current environment, and based on industry outlooks from third-party research firms and customers, we expect conditions to remain strong for 2018. The increase in demand for frac sand has significantly tightened the availability of supply, and as a result, customers are seeking surety of supply through contractual commitments. We are selectively agreeing and entering into multi-year contracts with some of our key accounts. We are also executing take-or-pay sand supply agreements for our San Antonio operation and have received a number of non-binding indications of interest for the product. We believe that sand supply agreements ensure the customers a steady supply of product in exchange for covering the infrastructure-related fixed costs plus needed margins associated with operating our business.
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
Expansion of Sand Resources
On April 12, 2017, we closed the transaction to acquire our San Antonio operations for $20 million. The San Antonio site is located approximately 25 miles south of San Antonio, Texas and previously produced and sold construction, foundry and sports sands, but did not serve the energy markets. We upgraded the existing operations for conversion into frac sand production and commenced frac sand production in July 2017. As part of our expansion strategy in San Antonio, we began construction of a new wet and dry plant on the site in October 2017. The new dry plant commenced operations in late April 2018, and the wet plant is targeted to be operational in July 2018.  Our San Antonio reserves contain API-specification, strategic reserves (40/70 and100 mesh sands) that bolster our presence with in-basin local sands and balance our portfolio of northern white to local sands. With the close proximity of the plant to the Eagle Ford basin, we expect to sell the majority of the sand produced at the plant into this shale play, which is currently the second most active in the United States.
Fluctuating Fixed Costs for Sand
During 2014, our rapidly expanding frac sand business required us to contract for numerous railcars to be delivered and leased in the future as well as contracting for new transload facilities.  The industry downturn from 2015 through 2016 and the corresponding decline in volumes shipped created an excess number of railcars in our fleet, increasing our fixed costs per-ton. However, we successfully negotiated concessions with several of our vendors, and the significant upturn in frac sand demand has required us to place most of our idled railcars back into service, thereby reducing our fixed cost per ton.
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
Currently, our northern white sand volumes are partially constrained by railroad congestion from certain class I carriers due to the high volume of shipments that have surpassed prior peak periods. We are working closely with our logistics partners to resolve the bottlenecks during this period of surging demand, and we are increasing shipments on newly expanded rail outlets.
Technology Driven Proppant Products
In early 2016, we launched our self-suspending sand marketed under the brand SandMaxX™. This new technology offers the potential to increase production in oil and gas wells in addition to improving pump time and reducing other upfront costs. Trial wells have proven that the technology is effective down-hole, but the customer adoption rate has been slower than initially anticipated. Under the contract, we had the option to continue ownership of this technology after the initial installment period (which expires on May 25, 2018) by payment of significant additional funds. Given the lack of market acceptance for SandMaxX™ proppant, even after considerable efforts to market the product, we have elected to discontinue ownership of the intellectual property after the initial installment period. This will not have a material impact on our financial position or results of operations.

Operating results

	Three Months Ended March 31,
	2018	2017

	($ in thousands)
Revenues:
Frac sand revenues	$105,971	$75,182
Non-frac sand revenues	779	162
Total revenues	106,750	75,344
Operating expenses:
Cost of goods sold (excluding depreciation, depletion and amortization)	80,242	72,311
Depreciation, depletion and amortization	4,861	4,656
Selling, general and administrative expenses	8,571	5,878
Contract and project terminations	1,689	—
Operating income (loss)	$11,387	$(7,501)
Net income (loss) from continuing operations	$1,486	$(11,390)
Adjusted EBITDA (a)	$17,386	$68

Volume of frac sand sold (tons in thousands)	1,437	1,245
Volume of non-frac sand sold (tons in thousands)	66	6
Total volume of sand sold (tons in thousands)	1,503	1,251

Terminal sand sales (tons in thousands)	655	588

Volume of frac sand produced by plant (tons in thousands):
Arland, Wisconsin facility	407	368
Barron, Wisconsin facility	498	532
New Auburn, Wisconsin facility	345	317
Kosse, Texas facility	99	65
San Antonio, Texas facility (b)	59	—
Total volume of frac sand produced	1,408	1,282
(a)         See “Adjusted EBITDA” below for a discussion of Adjusted EBITDA and a reconciliation to net income (loss) and operating cash flows.
(b) We commenced frac sand production at the San Antonio facility in July 2017.
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31,  2017
Revenues
Sand revenues increased by $31.4 million primarily due to a 20.1% increase in total volumes sold as a result of the increased market demand for frac sand, as well as higher prices of frac sand in 2018 compared to 2017. FOB plant sales volumes increased 28% compared to an 11% increase for the higher-priced, terminal sand sales. Terminal sales as a percentage of total volumes sold decreased from 47% in 2017 to 44% in 2018. Revenue per ton increased to $71.02 in 2018 compared to $60.23 per ton in 2017 due to significant price increases.
The major changes from 2017 to 2018 are as follows:

•
$16.9 million increase in sales of northern white sand (excluding estimated transportation markups), relating primarily to an 8% increase in volumes sold as well as increased pricing in light of market conditions for frac sand;

•	an estimated $8.2 million increase for significant increases in markups per ton sold through transload sites, along with increased volumes sold through these sites; and

•
$6.3 million increase in sales of native Texas sand (excluding estimated transportation markups), due to the addition of our San Antonio operation in July 2017, and increased volumes and prices at our Kosse facility.

Cost of goods sold (excluding depreciation, depletion and amortization)
Our cost of goods sold consists primarily of direct costs such as processing plant wages, royalties, mining, purchased sand, and transportation to the plant or to transload facilities, as well as indirect costs such as plant repairs and maintenance. Our direct costs of producing sand and our logistics costs for finished product increased with our increased sales. The most significant components of the $7.9 million increase from 2017 to 2018 are:

•	$7.5 million increase in the total cost to acquire and produce sand due to 20% increase in total volumes sold;

•	$0.6 million increase in costs of transload facilities due to increased volumes; and

•	$0.2 million decrease in rail transportation-related expense resulting primarily from decreased railcar storage costs as we have placed previously stored cars back into service.
Selling, general and administrative expenses
The $2.7 million increase in selling, general and administrative expenses is attributable primarily to:

•	$1.3 million increase in employee-related costs due to higher staffing and bonus accruals; and

•	$1.1 million expenses related to the long-term debt refinancing in January 2018.
Interest expense
Net interest expense increased $7.3 million primarily due to;

•	$5.7 million increase due to a $215 million addition of the notes issued under the Second Lien Note Purchase Agreement; and

•	$3.9 million write-off of deferred financing costs relating to the reduction of our revolving credit facility in January 2018; offset by

•	$2.1 million decreased interest expense due to the reduction of outstanding balances under the revolving credit facility.
Contract and project terminations
During the three months ended March 31, 2018, we recorded a non-cash charge against earnings of $1.7 million. This charge relates to the write-off of prepaid royalties. See Note 3 to our Condensed Consolidated Financial Statements for further discussion.
Other
Other expenses decreased $1.4 million due to a mark-to-market gain of $0.7 million recognized in the first quarter of 2018, compared to a loss of $0.7 million recognized in the first quarter of 2017, due to a change in the fair value of the warrant issued in August 2016.
Liquidity and Capital Resources
Sources of Liquidity
Our principal liquidity requirements are to finance current operations, fund capital expenditures, finance acquisitions from time to time, service our debt and pay distributions to partners.  Our sources of liquidity generally include cash generated by our operations, borrowings under our revolving credit and security agreement and issuances of equity and debt securities.  We depend on the Credit Facility for both short-term and long-term capital needs and may use borrowings under our Credit Facility to fund our operations and capital expenditures to the extent cash generated by our operations is insufficient in any period. Following our entry into the Credit Agreement and the Second Lien Note Purchase Agreement (described below), we believe that cash generated from our liquidity sources will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months.
In addition to our continued focus on generating and preserving cash from operations and maintaining availability under the Credit Facility, we may seek access to the capital markets for additional liquidity through equity and debt offerings. Any new issuances may take the form of public or private offerings for cash, equity issued to consummate acquisitions or equity issued in exchange for a portion of our outstanding debt. We may also from time to time seek to retire or purchase outstanding debt through cash purchases and/or exchanges for equity or other debt securities, in open market purchases, privately negotiated transactions or otherwise. However, there can be no assurance that we will be able to complete any of these transactions on favorable terms or at all.
For 2018, we expect to spend between $70 million and $90 million in capital expenditures to fund the expansion of our San Antonio operation and finance various capital projects that offer attractive rates of return.

Revolving Credit Facility
On January 5, 2018, we entered into a $75.0 million Second Amended and Restated Revolving Credit and Security Agreement (the “Credit Agreement”), among the Partnership, as parent guarantor, each of its subsidiaries, as borrowers, PNC Bank, National Association (“PNC Bank”), as administrative agent and collateral agent, and the other lenders party thereto. The Credit Agreement replaced the Prior Credit Agreement. The Credit Agreement provides for a $75.0 million asset-based revolving credit facility, and a $20.0 million sublimit for the issuance of letters of credit. The Credit Agreement matures on January 5, 2022. Substantially all our assets are pledged as collateral on a first lien basis. This revolving credit facility is available to (i) refinance existing indebtedness, (ii) fund fees and expenses incurred in connection with the credit facility and (iii) for general business purposes, including working capital requirements, capital expenditures, permitted acquisitions, making debt payments when due, and making distributions and dividends.
The Credit Agreement contains various covenants and restrictive provisions and also requires the maintenance of certain financial covenants as follows:

•	a minimum liquidity requirement of $20.0 million at all times;

•
beginning with the fiscal quarter ending March 31, 2018, a total leverage ratio of a maximum of 5.50:1.00 decreasing quarterly thereafter to 3.00:1.00 for the fiscal quarter ending December 31, 2018, and thereafter;

•	beginning with the fiscal quarter ending March 31, 2018, a minimum fixed charge coverage ratio of 1.10:1.00; and

•	a limit on capital expenditures, subject to certain availability thresholds.
Loans under the Credit Agreement bear interest at our option at either (i) a base rate, which will be the base commercial lending rate of PNC Bank, as publicly announced to be in effect from time to time, plus an applicable margin ranging from 0.75% to 1.25% based on total leverage ratio; or (ii) LIBOR plus an applicable margin ranging from 1.75% to 2.25% based on the Partnership’s total leverage ratio.
Second Lien Note Purchase Agreement
On January 5, 2018, the Partnership as guarantor, and the Partnership’s wholly owned subsidiaries Emerge Energy Services Operating LLC and Superior Silica Sands LLC, as issuers, entered into a $215 million second lien note purchase agreement with the purchasers thereunder (the “Second Lien Note Purchase Agreement”). The notes issued under the Second Lien Note Purchase Agreement will mature on January 5, 2023. Proceeds of the sale of the notes under the Second Lien Note Purchase Agreement will be used (i) to fully pay off the Partnership’s existing second lien term credit facility, (ii) to fully pay off the obligations under the Partnership’s Prior Credit Agreement, (iii) to finance capital expenditures, (iv) to pay fees and expenses incurred in connection with the new second lien facility and (v) for general business purposes. Substantially all of the Partnership’s assets are pledged as collateral on a second lien basis.
The Second Lien Note Purchase Agreement contains various covenants and restrictive provisions and also requires the maintenance of certain financial covenants as follows:

•	a minimum liquidity requirement of $20.0 million at all times;

•
beginning with the fiscal quarter ending March 31, 2018, a total leverage ratio of a maximum of 6.00:1.00 decreasing quarterly thereafter to 3.00:1.00 for the fiscal quarter ending March 31, 2019, and thereafter;

•
beginning with the fiscal quarter ending March 31, 2018, a minimum fixed charge coverage ratio of 1.10:1.00, increasing quarterly to 2.00:1.00 for the fiscal quarter ending March 31, 2019, and thereafter; and

•	a limit on capital expenditures, subject to certain availability thresholds.
Commencing on September 30, 2018, we are required to make quarterly principal payments (without premium or penalty) equal to (i) for each fiscal quarter ending on or prior to December 31, 2019, 1.25%, and (ii) for each fiscal quarter thereafter, 1.875%, of the original principal amount. Accordingly, on March 31, 2018, we have classified $8.1 million of principal as a current liability.
The notes under the Second Lien Note Purchase Agreement bear interest at 11.0% per annum until December 31, 2018, and ranging from 10.00% per annum to 12.00% per annum thereafter, depending on the our leverage ratio.
Covenants Compliance
At March 31, 2018, we were in compliance with our loan covenants.

Liquidity Trends
Beginning in late 2014 and continuing through the middle of 2016, prices for natural gas, crude oil and refined fuels were extremely volatile and decreased significantly. Although oil and gas drilling and completions activity has improved significantly in the last two years, our cash flows from operating activities are subject to significant quarterly variations as volatile commodity prices influence demand for our frac sand. Therefore, the cash generated by our operations are driven by a number of factors beyond our control, including global and regional product supply and demand, weather, product distribution, refining and processing capacity and other supply chain dynamics, among other factors. Our liquidity needs may not be met solely by cash generated from operations, and we expect to continue relying on borrowings under the Credit Agreement as source of future liquidity.
However, our ability to comply with the restrictions and covenants of the Credit Agreement and the Second Lien Note Purchase Agreement is uncertain and will be affected by the amount of cash flow from our operations and events or circumstances beyond our control, including events and circumstances that may stem from the condition of financial markets and commodity price levels. If in the future we are unable to comply with the financial covenants of the Credit Agreement and the Second Lien Note Purchase Agreement and the lenders are unwilling to provide us with additional flexibility or a waiver, we may be forced to repay or refinance amounts then outstanding under the Credit Agreement and the Second Lien Note Purchase Agreement and seek alternative sources of capital to fund our business and anticipated capital expenditures. Any such alternative sources of capital, such as equity transactions or debt financing, may be on terms less favorable or at higher costs than our current financing sources, depending on future market conditions and other factors, or may not be available at all.
Cash Flow Summary
The table below summarizes our cash flows:

	Three Months Ended March 31,
	2018	2017

	($ in thousands)
Cash flows from operating activities	$10,744	$(12,939)
Cash flows from investing activities	$(30,093)	$(1,392)
Cash flows from financing activities	$22,309	$16,426
Cash and cash equivalents at beginning of period	$5,729	$4
Cash and cash equivalents at end of period	$8,689	$2,099
Operating cash flows
Cash flows from operating activities have generally trended the same as our net income (loss) adjusted for non-cash items of depreciation, depletion and amortization, equity-based compensation, amortization of deferred financing costs, contract termination costs, unrealized losses on derivative instruments, and unrealized (gain) loss on fair value of warrants. Significant changes in our working capital resulted from rapid growth of sales and billings to support our expanding business, offset by lower inventory balances during the first three months of 2018.
Investing cash flows
Cash flows used in investing activities increased during the three months ended March 31, 2018, due to construction of the San Antonio plants. We had significantly curtailed our capital expenditures to comply with our bank covenants that limited capital expenditures during the three months ended March 31, 2017.

Financing cash flows
Our cash balance as of March 31, 2018, was $8.7 million compared to $5.7 million as of December 31, 2017, and $2.1 million as of March 31, 2017. During 2017, We were subject to a cash dominion requirement as per Amendment No. 11 to our Prior Credit Agreement, which required all cash receipts by us and our subsidiaries to be swept on a daily basis and used to reduce outstanding borrowings under the Credit Agreement. We maintained a minimal cash balance and managed our cash on a daily basis and made advances against the revolver based on our daily disbursements. Following our entry into our Credit Agreement on January 5, 2018, we are in compliance with the requirements for excess availability and no longer in a dominion period for purposes of the agreement.
The main categories of our financing cash flows can be summarized as follows:

	Three Months Ended March 31,
	2018	2017

	($ in thousands)
Net debt proceeds (payments)	$34,928	$18,171
Payment of financing costs	(11,964)	(163)
Other	(655)	(1,582)
Total	$22,309	$16,426
In January 2018, we entered into the Credit Agreement and Second Lien Note Purchase Agreement described in Note 4 to our Condensed Consolidated Financial Statements. Proceeds of the sale of the notes under the Second Lien Note Purchase Agreement were used (i) to fully pay off the $40 million Partnership’s existing second lien term credit facility, (ii) to fully pay off the obligations under the Partnership’s existing revolving credit facility, (iii) to finance capital expenditures, (iv) to pay fees and expenses incurred in connection with the new second lien facility and (v) for general business purposes.
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

Reconciliation of Net Income (Loss) and Operating Cash Flows to Adjusted EBITDA
The following table reconciles net income (loss) to Adjusted EBITDA for the three months ended March 31, 2018, and 2017:

	Three Months Ended March 31,
	2018	2017

	($ in thousands)
Net income (loss)	$1,486	$(11,390)
Interest expense, net	10,492	3,198
Depreciation, depletion and amortization	4,861	4,656
Provision (benefit) for income taxes	97	—
EBITDA	16,936	(3,536)
Equity-based compensation expense	434	347
Contract and project terminations	1,689	—
Provision for doubtful accounts	3	—
Accretion expense	31	29
Retirement of assets	2	(6)
Other state and local taxes	395	424
Non-cash deferred lease expense	(2,576)	1,901
Unrealized (gain) loss on fair value of warrant	(677)	696
Other adjustments allowable under our Credit Agreement	1,149	213
Adjusted EBITDA	$17,386	$68

The following table reconciles Adjusted EBITDA to our operating cash flows for the three months ended March 31, 2018, and 2017:

	Three Months Ended March 31,

	2018	2017

	($ in thousands)
Adjusted EBITDA	$17,386	$68
Interest expense, net	(5,964)	(2,684)
Income tax expense	(493)	(424)
Other adjustments allowable under our Credit Agreement	(1,149)	(213)
Non-cash deferred lease expense	2,576	(1,901)
Change in other operating assets and liabilities	(1,612)	(7,785)
Cash flows from operating activities:	$10,744	$(12,939)

Cash flows from investing activities:	$(30,093)	$(1,392)

Cash flows from financing activities:	$22,309	$16,426

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information about market risks for the three months ended March 31, 2018, does not differ materially from that discussed under Item 7A of our Annual Report on Form 10-K for the year ended December 31,2017.
ITEM 4.                                                 CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31,

2018. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended March 31, 2018 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A.                                                RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results.  The risks described in this report and in our Annual Report on Form 10-K are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
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

3.5	Certificate of Formation of Emerge Energy Services GP LLC (incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-187487).

3.6	Amendment to Certificate of Formation of Emerge Energy Services GP LLC (incorporated by reference to Exhibit 3.6 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-187487).

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
Date: May 3, 2018

EMERGE ENERGY SERVICES LP

By:	EMERGE ENERGY SERVICES GP LLC, its general partner

By:	/s/ Rick Shearer
Rick Shearer
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Deborah Deibert
Deborah Deibert
Chief Financial Officer
(Principal Financial Officer)