Form 10-Q
period 2018-06-30
Emerge Energy Services LP
filed 2018-08-03
CIK 1555177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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

As of July 27, 2018, 31,033,754 common units were outstanding.

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

When considering forward-looking statements, you should keep in mind the known material risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2017, in “Risk Factors” and in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.”  Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

PART I                                           FINANCIAL INFORMATION

ITEM 1.                                      FINANCIAL STATEMENTS

EMERGE ENERGY SERVICES LP
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands, except unit data)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,116	$5,729
Trade and other receivables, net	56,007	56,951
Inventories	19,212	27,825
Prepaid expenses and other current assets	9,583	6,331
Total current assets	85,918	96,836

Property, plant and equipment, net	222,312	185,970
Intangible assets, net	61	1,664
Other assets, net	21,015	24,422
Total assets	$329,306	$308,892

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$25,465	$18,819
Accrued liabilities	13,041	29,718
Current portion of long-term debt	10,750	—
Total current liabilities	49,256	48,537

Long-term debt, net of current portion	187,517	176,351
Obligation for business acquisition, net of current portion	3,890	5,013
Other long-term liabilities	21,846	29,882
Total liabilities	262,509	259,783

Commitments and contingencies
Partners’ equity:
General partner	—	—
Limited partner common units - 31,029,213 units and 30,174,940 units issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	66,797	49,109
Total partners’ equity	66,797	49,109
Total liabilities and partners’ equity	$329,306	$308,892

See accompanying notes to unaudited condensed consolidated financial statements.

EMERGE ENERGY SERVICES LP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$101,842	$82,602	$208,592	$157,946
Operating expenses:
Cost of goods sold (excluding depreciation, depletion and amortization)	72,650	71,428	152,892	143,739
Depreciation, depletion and amortization	5,355	5,675	10,216	10,331
Selling, general and administrative expenses	7,390	6,850	15,961	12,728
Contract and project terminations	—	—	1,689	—
Total operating expenses	85,395	83,953	180,758	166,798
Operating income (loss)	16,447	(1,351)	27,834	(8,852)
Other expense (income):
Interest expense, net	6,736	5,082	17,228	8,280
Other	230	(3,008)	(458)	(2,317)
Total other expense	6,966	2,074	16,770	5,963
Income (loss) from continuing operations before provision for income taxes	9,481	(3,425)	11,064	(14,815)
Provision (benefit) for income taxes	53	—	150	—
Net income (loss) from continuing operations	9,428	(3,425)	10,914	(14,815)
Income (loss) from discontinued operations, net of taxes	—	(2,657)	—	(2,657)
Net income (loss)	$9,428	$(6,082)	$10,914	$(17,472)

Earnings (loss) per common unit (1)
Basic:
Earnings (loss) per common unit from continuing operations	$0.30	$(0.11)	$0.35	$(0.49)
Earnings (loss) per common unit from discontinued operations	—	(0.09)	—	(0.09)
Basic earnings (loss) per common unit	$0.30	$(0.20)	$0.35	$(0.58)

Diluted:
Earnings (loss) per common unit from continuing operations	$0.30	$(0.21)	$0.35	$(0.57)
Earnings (loss) per common unit from discontinued operations	—	(0.09)	—	(0.09)
Diluted earnings (loss) per common unit	$0.30	$(0.30)	$0.35	$(0.66)

Weighted average number of common units outstanding - basic (1)	31,282,680	30,147,725	31,248,017	30,104,613
Weighted average number of common units outstanding - diluted (1)	31,439,954	30,203,058	31,403,282	30,296,996
(1) See Note 8.

See accompanying notes to unaudited condensed consolidated financial statements.

EMERGE ENERGY SERVICES LP
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY
($ in thousands)

	Limited Partner Common Units	General Partner (non-economic interest)	Total Partners’ Equity

Balance at December 31, 2017	$49,109	$—	$49,109
Net income	10,914	—	10,914
Equity-based compensation	860	—	860
Issuance of equity	5,974	—	5,974
Other	(60)	—	(60)
Balance at June 30, 2018	$66,797	$—	$66,797

See accompanying notes to unaudited condensed consolidated financial statements.

EMERGE ENERGY SERVICES LP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Six Months Ended June 30,
	2018	2017

Cash flows from operating activities:
Net income (loss)	$10,914	$(17,472)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation, depletion and amortization	10,216	10,331
Equity-based compensation expense	860	677
Project and contract termination costs	1,689	—
Unrealized (gain) loss on fair value of warrant	(432)	(2,312)
Write-down of escrow receivable	—	2,657
Provision for doubtful accounts	23	—
Loss (gain) on disposal of assets	320	79
Amortization of debt discount/premium and deferred financing costs	5,542	1,835
Unrealized (gain) loss on derivative instruments	—	(214)
Other non-cash charges	62	58
Changes in operating assets and liabilities:
Accounts receivable	926	(17,437)
Inventories	8,613	(3,816)
Prepaid expenses and other current assets	(3,252)	1,748
Accounts payable and accrued liabilities	(1,187)	16,573
Other assets	1,808	120
Cash flows from operating activities	36,102	(7,173)

Cash flows from investing activities:
Purchases of property, plant and equipment	(55,806)	(3,403)
Net proceeds from disposal of assets	30	211
Asset acquisition	—	(20,430)
Cash flows from investing activities	(55,776)	(23,622)

Cash flows from financing activities:
Proceeds from line of credit borrowings	9,512	154,820
Proceeds from second lien notes	175,000	39,597
Repayment of line of credit borrowings	(150,200)	(158,593)
Repayment of other long-term debt	(5,882)	—
Payment of business acquisition obligation	(1,345)	(1,799)
Payment of financing costs	(11,964)	(2,982)
Other financing activities	(60)	(63)
Cash flows from financing activities	15,061	30,980

Cash and cash equivalents:
Net increase (decrease)	(4,613)	185
Balance at beginning of period	5,729	4
Balance at end of period	$1,116	$189
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
2.             ASSET ACQUISITIONS
Oklahoma
On May 11, 2018, we signed a 25-year lease deal for the mining rights to approximately 600 acres located in Kingfisher County, Oklahoma, about 60 miles northwest of Oklahoma City. We have agreed to purchase 40 acres of land adjoining the leased acreage on which to construct wet and dry processing plants expected to have a capacity of 1.5 million tons per year. This facility will serve the Mid-Continent region. We expect to close the transaction and begin construction in the third quarter, with production anticipated to come online by the end of 2018. The site is connected to a highway and has close proximity to railway, which could facilitate product shipment if we choose to develop rail loadout infrastructure.
San Antonio
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
Our payment terms vary by type and location of our customers. In most cases, the term between invoicing and the payment due date is 30 days. For certain customers, we require payment before the product is delivered.
The following tables present our revenues disaggregated by nature of product for the three and six months ended June 30, 2018, and 2017:

	Three Months Ended June 30,
	2018		2017
	$ in thousands	Tons in thousands	$ in thousands	Tons in thousands

Frac sand revenues	$100,788	1,519	$80,909	1,284
Non-frac sand revenues	1,054	70	1,693	108
Total revenues	$101,842	1,589	$82,602	1,392

	Six Months Ended June 30,
	2018		2017
	$ in thousands	Tons in thousands	$ in thousands	Tons in thousands

Frac sand revenues	$206,759	2,956	$156,091	2,529
Non-frac sand revenues	1,833	136	1,855	114
Total revenues	$208,592	3,092	$157,946	2,643
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

Private Placement
In connection with our private placement in August 2016, we issued to the purchaser a warrant to purchase approximately 890,000 common units at an exercise price of $10.82 per common unit. The warrant, which expires on August 16, 2022, was exercisable immediately upon issuance and contains a cashless exercise provision and other customary provisions and protections, including anti-dilution protections. This warrant is classified as a liability in accordance with ASC 480, Distinguishing Liabilities from Equity, and is included in Other long-term liabilities on our Condensed Consolidated Balance Sheets. This warrant has not been exercised as of June 30, 2018.
Allowance for Doubtful Accounts
The allowance for doubtful accounts totaled $37 thousand at June 30, 2018, and $17 thousand at December 31, 2017.
Inventories
Inventories consisted of the following:

	June 30, 2018	December 31, 2017

	($ in thousands)
Sand finished goods	$10,019	$12,914
Sand work in process	9,014	14,650
Sand raw materials and supplies	179	261
Total	$19,212	$27,825

Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following:

	June 30, 2018	December 31, 2017

	($ in thousands)
Prepaid services	$4,970	$1,011
Prepaid lease assets, current (1)	2,322	2,496
Prepaid insurance	788	875
Prepaid transload services	636	1,274
Other	867	675
Total	$9,583	$6,331

(1)
The cost to transport leased railcars from the manufacturer to our site for initial placement in service is capitalized and amortized over the term of the lease (typically five to seven years). This balance reflects the current portion of these capitalized costs.

Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	June 30, 2018	December 31, 2017

	($ in thousands)
Machinery and equipment (1)	$109,076	$92,353
Buildings and improvements (1)	66,149	66,444
Mineral reserves	49,091	49,091
Land and improvements (1)	48,897	45,567
Construction in progress	40,958	15,696
Capitalized reclamation costs	2,521	2,521
Total cost	316,692	271,672
Accumulated depreciation and depletion	94,380	85,702
Net property, plant and equipment	$222,312	$185,970
(1) Includes assets under capital lease.
We classified $940,000 and $292,000 as assets held for sale as of June 30, 2018, and December 31, 2017.

We recognized $8.9 million and $8.8 million of depreciation and depletion expense for the six months ended June 30, 2018, and 2017, respectively.
We capitalize a portion of the interest on funds borrowed to finance the construction of our plants. During the three and six months ended June 30, 2018, we capitalized $0.7 million and $1.1 million of interest for the construction of the San Antonio facility.

Intangible Assets
Our intangible assets consisted of the following:

	Cost	Accumulated Amortization	Net

	($ in thousands)
June 30, 2018:
Non-compete agreement	$100	$39	$61

December 31, 2017:
Patents	$7,443	$6,188	$1,255
Supply and transportation agreements	569	226	343
Non-compete agreement	100	34	66
Total	$8,112	$6,448	$1,664
We recognized $1.3 million and $1.6 million of amortization expense for the six months ended June 30, 2018, and 2017, respectively.
Other Assets, Net
Other assets, net consisted of the following:

	June 30, 2018	December 31, 2017

	($ in thousands)
Deferred lease asset (1)	$8,750	$8,775
Prepaid lease assets, net of current portion (2)	6,046	7,153
Escrow receivable, non-current (3)	5,862	5,684
Other	357	2,810
Total	$21,015	$24,422

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

(3)	Non-current receivables are recorded at net present value of estimated recoveries and will be adjusted as contingencies are resolved.

Accrued Liabilities
Accrued liabilities consisted of the following:

	June 30, 2018	December 31, 2017

	($ in thousands)
Fuel sale related liabilities	$2,480	$2,475
Salaries and other employee-related	2,219	4,633
Logistics	2,125	5,898
Current portion of business acquisition obligations	1,729	1,952
Mining	871	170
Sales, excise, property and income taxes	864	1,953
Deferred compensation	848	848
Sand purchases and royalties	610	311
Accrued interest	337	2,552
Construction	160	7,122
Current portion of contract termination	85	210
Professional fees	32	373
Other	681	1,221
Total	$13,041	$29,718
Other Long-term Liabilities
Other long-term liabilities consisted of the following:

	June 30, 2018	December 31, 2017

	($ in thousands)
Deferred lease obligation (1)	$11,376	$9,561
Long-term promissory note	4,370	9,370
Asset retirement obligation	2,837	2,792
Warrants	2,379	2,811
Contract and project terminations	884	5,348
Total	$21,846	$29,882

(1)
We recognize lease expense for operating leases on a straight-line basis over the term of the lease, beginning on the date we take possession of the property. The difference between the cash paid to the lessor and the amount recognized as lease expense on a straight-line basis is included in deferred lease obligation.

Long-term Promissory Note
During the second quarter of 2016, we negotiated significant concessions on the majority of our railcar leases pursuant to which we cancelled or deferred deliveries on railcars and reduced cash payments on a substantial portion of the existing rail cars in our fleets. In exchange for these concessions, we issued at par an unsecured promissory note in the aggregate principal amount of $8 million (the “PIK Note”) for delivery deferrals. The PIK Note bears interest at a rate of 10% per annum payable in cash or, in certain situations, in-kind, when certain financial metrics have been met. We began paying interest in cash as of January 1, 2018. The PIK Note will mature on June 2, 2020. We paid $1.5 million of the principal balance during the six months ended June 30, 2018, as part of our debt refinancing described in Note 4 to our Condensed Consolidated Financial Statements. We also issued warrants to purchase 370,000 common units representing limited partnership interests in the Partnership in exchange for these concessions during the second quarter of 2016.
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

Due to changing market conditions and changing preferences of customer demand, we determined that these projects were no longer economically viable and decided to terminate the land owner agreements and the mine permits. We recorded a $1.9 million charge to earnings to write off the related prepaid royalties during the six months ended June 30, 2018. As we terminated our permits for these properties, we will not owe any future royalty payments related to these properties.
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
The following table illustrates the various contract termination liabilities and exit and disposal reserves included in Accrued liabilities and Other long-term liabilities in our Condensed Consolidated Balance Sheets:

($ in thousands)
Balance at December 31, 2017	$5,557
Adjustments	(221)
Accretion	15
Payments	(4,382)
Balance at June 30, 2018	$969
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
On August 8, 2016, we, as part of the private placement described above, also issued a warrant to the purchaser to purchase approximately 890,000 common units at an exercise price of $10.82 per common unit. This warrant shall be exercisable for a period of six years from the closing date and include customary provisions and protections, including anti-dilution protections. The fair value of this warrant at issuance date was calculated at $5.56 per unit based on a Black Scholes valuation model, utilizing Level 2 inputs based on the hierarchy established in ASC 820, Fair Value Measurement. This liability is  marked to market each quarter with fair value gains and losses recognized immediately in earnings and included in Other income (expense) on our Consolidated Statements of Operations. The warrant liability was $2.4 million and $2.8 million at June 30, 2018, and December 31, 2017, respectively. We recorded a non-cash mark-to-market loss of $0.2 million and a gain of $0.4 million during the three and six months ended June 30, 2018, and a gain of $3.0 million and $2.3 million during the three and six months ended June 30, 2017.
Retirement Plan
We sponsor a 401(k) plan for substantially all employees that provides for us to match 100% of participant contributions up to 5% of the participant’s pay.  Additionally, we can make discretionary contributions as deemed appropriate by management.
As of May 1, 2017, we reestablished the employer 401(k) contributions, which was previously suspended on July 1, 2016. Employer contributions to these plans totaled $0.5 million and $0.1 million for the six months ended June 30, 2018, and 2017, respectively.

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
Concentration of Credit Risk
We provide credit, in the normal course of business, to customers located throughout the United States and Canada.  We encounter a certain amount of credit risk as a result of a concentration of receivables among a few significant customers. We perform ongoing credit evaluations of our customers and generally do not require collateral.  The trade receivables (as a percentage of total trade receivables) as of June 30, 2018, and December 31, 2017, from such significant customers are set forth below:

	June 30, 2018	December 31, 2017
Customer A	33%	20%
Customer B	20%	17%
Customer C	*	13%
An asterisk indicates trade receivables less than ten percent.
Significant customers
The table shows the percent of revenue of our significant customers for our continuing operations represented for the six months ended June 30, 2018, and 2017.

	June 30, 2018	June 30, 2017
Customer B	27%	16%
Customer A	16%	*
Customer D	11%	26%
An asterisk indicates revenue is less than ten percent.
Geographical Data
Although we own no long-term assets outside the United States, we began selling sand in Canada during 2013.  We recognized $16.7 million and $5.4 million of revenues in Canada for the six months ended June 30, 2018, and 2017, respectively.  All other sales have occurred in the United States.
Recent Issued Accounting Pronouncement
In February 2016, the FASB issued ASU 2016-02, Leases. This ASU requires lessees to recognize lease assets and lease liabilities generated by contracts longer than a year on their balance sheets. The ASU also requires companies to disclose in the footnotes to their financial statements information about the amount, timing, and uncertainty for the payments they make for the lease agreements. ASU 2016-02 is effective for public companies for annual periods and interim periods within those annual periods beginning after December 31, 2018. Early adoption is permitted for all entities. We currently have significant long-term operating leases for rail cars and other assets. Pursuant to the adoption, we will record substantial liabilities and corresponding assets for these leases. We are working with our independent consultant to assist us in our assessment of our lease contracts. While we are not yet in a position to assess the full impact of the application of this ASU, we expect that the impact of recording the lease liabilities and the corresponding additional assets will have a significant impact on our financial position and results of operations and related disclosures in the notes to our consolidated financial statements. We plan to adopt this guidance on January 1, 2019.

4.              LONG-TERM DEBT
Following is a summary of our long-term debt:

	June 30, 2018	December 31, 2017

	($ in thousands)
Second lien term loan - principal	$215,000	$40,000
Revolving credit facility - principal	3,012	143,700
Less: Deferred financing costs, net	(19,745)	(7,349)
Total debt	198,267	176,351
Less current portion	(10,750)	—
Long-term debt	$187,517	$176,351
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
During the six months ended June 30, 2018, we wrote off $3.9 million of deferred financing costs relating to the reduction of our revolving credit facility.
At June 30, 2018, our outstanding borrowings under the Credit Agreement bore interest at an all-in weighted-average rate of 8.6%.
Second Lien Note Purchase Agreement
On January 5, 2018, the Partnership as guarantor, and the Partnership’s wholly owned subsidiaries Emerge Energy Services Operating LLC and Superior Silica Sands LLC, as issuers, entered into a $215.0 million Second Lien Note Purchase Agreement with the purchasers thereunder (the “Second Lien Note Purchase Agreement”). The notes issued under the Second Lien Note Purchase Agreement will mature on January 5, 2023. Proceeds of the sale of the notes under the Second Lien Note Purchase Agreement will be used (i) to fully pay off the Partnership’s existing second lien term credit facility, (ii) to fully pay off the obligations under the Partnership’s Prior Credit Agreement, (iii) to finance capital expenditures, (iv) to pay fees and expenses incurred in connection with the new second lien facility and (v) for general business purposes. Substantially all of the Partnership’s assets are pledged as collateral on a second lien basis.

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
Commencing on September 30, 2018, we are required to make quarterly principal payments (without premium or penalty) equal to (i) for each fiscal quarter ending on or prior to December 31, 2019, 1.25%, and (ii) for each fiscal quarter thereafter, 1.875%, of the original principal amount. Accordingly, on June 30, 2018, we have classified $10.8 million of principal as a current liability.
The notes under the Second Lien Note Purchase Agreement bear interest at 11% per annum until December 31, 2018, and ranging from 10.00% per annum to 12.00% per annum thereafter, depending on the our leverage ratio.
In lieu of paying cash for certain transaction costs, we also issued 814,295 common units representing limited partnership interests in the Partnership to the Second Lien Note holders in a private placement in January 2018. Proceeds from this issuance, net of expenses, was $6.0 million.
Covenants Compliance
At June 30, 2018, we were in compliance with our loan covenants and had undrawn availability under the Credit Agreement totaling $60.6 million, well above the minimum availability required under our current covenants.
5.              RELATED PARTY TRANSACTIONS
Related party transactions included in our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations are summarized in the following table:

	Six Months Ended June 30,
	2018	2017

	($ in thousands)
Employee-related and other costs (1)	$14,448	$8,263

	June 30, 2018	December 31, 2017

	($ in thousands)
Accounts receivable, net	$154	$962
Accounts payable and accrued liabilities	$819	$800

(1)
We do not have any employees.  Our general partner manages our human resource assets, including fringe benefits and other employee-related charges.  We routinely and regularly reimburse our general partner for any employee-related costs paid on our behalf, and report such costs as operating expenses.

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. In 2017, Mr. Paul Shearer, the son of our President and Chief Executive Officer, was hired as the Director of Business Relations and he currently serves as the Director of Sales.  During the six months ended June 30, 2018, we paid Paul Shearer $125 thousand in total compensation, including base salary, bonus, company contributions under our 401(k) plan and contributions to his health savings account.

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
For remaining phantom units granted to employees in 2013, we currently assume a 67-month vesting period, which represents management’s estimate of the amount of time until all vesting conditions have been met. For other phantom units granted to employees, we have a 24 to 36-month vesting period. Restricted units are awarded to our independent directors on each anniversary of our IPO, each with a vesting period of one year.  Regarding distributions for independent directors and other employees, distributions are credited to a distribution equivalent rights account for the benefit of each participant and become payable generally within 45 days days following the date of vesting.  As of June 30, 2018, the unpaid liability for distribution equivalent rights totaled $0.8 million.
In the first half of 2018, we granted 24,800 time-based phantom units to certain officers and employees to vest in equal installments on each anniversary date of the grant over a period of two years.
The following table summarizes awards granted during the six months ended June 30, 2018.

	Total Units	Phantom Units	Restricted Units	Fair Value per Unit at Award Date
Outstanding at December 31, 2017	333,821	310,780	23,041	$13.10
Granted	61,768	24,800	36,968	$7.90
Vested	(48,315)	(25,275)	(23,040)	$9.72
Forfeitures	—	—	—	$—
Outstanding at June 30, 2018	347,274	310,305	36,969	$12.43

For the six months ended June 30, 2018, and 2017, we recorded non-cash equity-based compensation expense of $0.9 million and $0.7 million, respectively, in selling, general and administrative expenses.
As of June 30, 2018, the unrecognized compensation expense related to the grants discussed above amounted to $1.3 million to be recognized over a weighted average of 1.0 years.
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
The composition of our provision for income taxes is as follows:

	Six Months Ended June 30,
	2018	2017

	($ in thousands)
Texas margin tax	$95	$—
Canadian income tax	55	—
Total provision for income taxes	$150	$—

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
Diluted earnings per unit is computed by dividing net income by the weighted-average number of common units outstanding, including the number of common units that would have been outstanding had potential dilutive units been exercised.  The dilutive effect of restricted units is reflected in diluted net income per unit by applying the treasury stock method.  For periods in which warrants are dilutive, we reverse the income effects of the warrants and include incremental units in our computation of diluted earnings per unit. Under FASB ASC 260-10-45, Contingently Issuable Shares, 93,806 of our outstanding phantom units are not included in basic or diluted earnings per common unit calculations as of June 30, 2018, and 2017.
Basic and diluted earnings per unit for the three months ended June 30, 2018, and 2017 is calculated as follows:

	Continuing		Discontinued		Consolidated

	Three Months Ended June 30,
	2018	2017	2018	2017	2018	2017

	($ in thousands, except unit and per unit data)
Net income (loss) used to compute earnings (loss) per common unit, basic	$9,428	$(3,425)	$—	$(2,657)	$9,428	$(6,082)
Unrealized (gain) loss on fair value of warrant	—	(3,008)	—	—	—	(3,008)
Net income (loss) used to compute earnings (loss) per common unit, diluted	$9,428	$(6,433)	$—	$(2,657)	$9,428	$(9,090)

Weighted average common units outstanding	31,029,213	30,147,725	31,029,213	30,147,725	31,029,213	30,147,725
Weighted average units deemed participating securities	253,467	—	253,467	—	253,467	—
Weighted average number of common units outstanding - basic	31,282,680	30,147,725	31,282,680	30,147,725	31,282,680	30,147,725
Weighted average potentially dilutive units outstanding	18,348	—	18,348	—	18,348	—
Add incremental units from assumed exercise of warrants	138,926	55,333	138,926	55,333	138,926	55,333
Weighted average number of common units outstanding - diluted	31,439,954	30,203,058	31,439,954	30,203,058	31,439,954	30,203,058

Earnings (loss) per unit, basic	$0.30	$(0.11)	$—	$(0.09)	$0.30	$(0.20)
Earnings (loss) per unit, diluted	$0.30	$(0.21)	$—	$(0.09)	$0.30	$(0.30)

Basic and diluted earnings per unit for the six months ended June 30, 2018, and 2017 is calculated as follows:

	Continuing		Discontinued		Consolidated

	Six Months Ended June 30,
	2018	2017	2018	2017	2018	2017

	($ in thousands, except unit and per unit data)
Net income (loss) used to compute earnings (loss) per common unit, basic	$10,914	$(14,815)	$—	$(2,657)	$10,914	$(17,472)
Unrealized (gain) loss on fair value of warrant	—	(2,312)	—	—	—	(2,312)
Net income (loss) used to compute earnings (loss) per common unit, diluted	$10,914	$(17,127)	$—	$(2,657)	$10,914	$(19,784)

Weighted average common units outstanding	31,013,258	30,104,613	31,013,258	30,104,613	31,013,258	30,104,613
Weighted average units deemed participating securities	234,759	—	234,759	—	234,759	—
Weighted average number of common units outstanding - basic	31,248,017	30,104,613	31,248,017	30,104,613	31,248,017	30,104,613
Weighted average potentially dilutive units outstanding	14,187	—	14,187	—	14,187	—
Add incremental units from assumed exercise of warrants	141,078	192,383	141,078	192,383	141,078	192,383
Weighted average number of common units outstanding - diluted	31,403,282	30,296,996	31,403,282	30,296,996	31,403,282	30,296,996

Earnings (loss) per unit, basic	$0.35	$(0.49)	$—	$(0.09)	$0.35	$(0.58)
Earnings (loss) per unit, diluted	$0.35	$(0.57)	$—	$(0.09)	$0.35	$(0.66)
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
On August 8, 2016, we, as part of the private placement described above, issued a warrant to the purchaser to purchase approximately 890,000 common units at an exercise price of $10.82 per common unit. The warrant shall be exercisable for a period of six years from the closing date and include customary provisions and protections, including anti-dilution protections. The fair value of this warrant at issuance date was calculated at $5.56 per unit based on a Black Scholes valuation model, utilizing Level 2 inputs based on the hierarchy established in ASC 820, Fair Value Measurement.  This liability is  marked to market each quarter with fair value gains and losses recognized immediately in earnings and included in Other expense (income) on our Condensed Consolidated Statements of Operations. We recorded a non-cash mark-to-market loss of $0.2 million and and a gain of $0.4 million during the three and six months ended June 30, 2018, and a gain of $3.0 million and $2.3 million during the three and six months ended June 30, 2017.
The fair values of outstanding derivative instruments and warrant and their classifications within our Condensed Consolidated Balance Sheets are summarized as follows:

	June 30, 2018	December 31, 2017	Classification

	($ in thousands)
Warrant liability	$2,379	$2,811	Other long-term liabilities
The effect of derivative instruments, none of which has been designated for hedge accounting, on our Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017	Classification

	((income) expense $ in thousands)
Interest rate swaps	$—	$(8)	$—	$(64)	Interest expense, net
Warrant	244	(3,008)	(432)	(2,312)	Other expense (income)
	$244	$(3,016)	$(432)	$(2,376)
10.       SUPPLEMENTAL CASH FLOW DISCLOSURES
The following supplemental disclosures may assist in the understanding of our Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
	2018	2017

	($ in thousands)
Cash paid for interest, net of capitalized interest	$8,047	$6,934
Cash paid for income taxes, net of refunds	$28	$15
Issuance of equity	$5,974	$—
Purchases of PP&E accrued but not paid at period-end	$2,114	$1,115
Purchases of PP&E accrued in a prior period and paid in the current period	$11,372	$170
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

Results of Operations
The following table summarizes our consolidated operating results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	($ in thousands)
Revenues	$101,842	$82,602	$208,592	$157,946
Operating expenses:
Cost of goods sold (excluding depreciation, depletion and amortization)	72,650	71,428	152,892	143,739
Depreciation, depletion and amortization	5,355	5,675	10,216	10,331
Selling, general and administrative expenses	7,390	6,850	15,961	12,728
Contract and project terminations	—	—	1,689	—
Total operating expenses	85,395	83,953	180,758	166,798
Operating income (loss)	16,447	(1,351)	27,834	(8,852)
Other expense (income):
Interest expense, net	6,736	5,082	17,228	8,280
Other	230	(3,008)	(458)	(2,317)
Total other expense	6,966	2,074	16,770	5,963
Income (loss) from continuing operations before provision for income taxes	9,481	(3,425)	11,064	(14,815)
Provision (benefit) for income taxes	53	—	150	—
Net income (loss) from continuing operations	9,428	(3,425)	10,914	(14,815)
Income (loss) from discontinued operations, net of taxes	—	(2,657)	—	(2,657)
Net income (loss)	$9,428	$(6,082)	$10,914	$(17,472)

Adjusted EBITDA (a)	$23,362	$7,534	$40,748	$7,602
(a)         See “Adjusted EBITDA” below for a discussion of Adjusted EBITDA and a reconciliation to net income (loss) and cash flows from operations.
Major Factors Impacting Comparability Between Prior and Future Periods
Market Trends
In the middle of 2016, oil and gas commodity prices began to improve after a protracted downturn. The higher commodity prices spurred an increase in drilling and completion activity, and market conditions have continued to improve in the current environment. Based on industry outlooks from third-party research firms and customers, we expect conditions to remain strong for 2018. The increase in demand for frac sand has significantly tightened the availability of supply, and as a result, customers are seeking surety of supply through contractual commitments. We are selectively agreeing and entering into multi-year contracts with some of our key accounts. We are also executing take-or-pay sand supply agreements for our San Antonio operation and have received additional non-binding indications of interest for the product. We believe that sand supply agreements ensure the customers a steady supply of product in exchange for covering the infrastructure-related fixed costs plus needed margins associated with operating our business.
Although the near-term supply is closely aligned to current demand, our competitors have begun building in-basin frac sand operations targeting the Permian Basin in West Texas and the Eagle Ford Shale in South Texas.  There can be no assurances that all of the announced projects will be completed given permitting, construction, infrastructure, and environmental constraints. Our San Antonio operation positions us to target the second most active Texas in-basin market with comparatively less start-up costs (e.g., permitting, construction, infrastructure, and environmental analysis).
Expansion of Sand Resources
On May 11, 2018, we signed a 25-year lease deal for the mining rights to approximately 600 acres located in Kingfisher County, Oklahoma, about 60 miles northwest of Oklahoma City. We have agreed to purchase 40 acres of land adjoining the leased acreage on which to construct wet and dry processing plants expected to have a capacity of 1.5 million tons per year. This facility will serve the Mid-Continent region. We expect to close the transaction and begin construction in the third quarter, with production anticipated to come online by the end of 2018. The site is connected to a highway and has close proximity to railway, which could facilitate product shipment if we choose to develop rail loadout infrastructure.
On April 12, 2017, we closed the transaction to acquire our San Antonio operations for $20 million. The San Antonio site is located approximately 25 miles south of San Antonio, Texas and previously produced and sold construction, foundry and sports sands, but did not serve the energy markets. We upgraded the existing operations for conversion into frac sand production and commenced frac sand production in July 2017. As part of our expansion strategy in San Antonio, we began construction of a new wet and dry plant on the site in October 2017. The new dry plant commenced operations in late April 2018, and the wet plant is targeted to be operational in the third quarter of 2018.  Our San Antonio reserves contain API-specification, strategic reserves (40/70 and100 mesh sands) that bolster our presence with in-basin local sands and balance our portfolio of northern white to local sands. With the close proximity of the plant to the Eagle Ford Shale, we expect to sell the majority of the sand produced at the plant into this shale play, which is currently the second most active in the United States.
Fluctuating Fixed Costs for Sand
During 2014, our rapidly expanding frac sand business required us to contract for numerous railcars to be delivered and leased in the future as well as contracting for new transload facilities.  The industry downturn from 2015 through 2016 and the corresponding decline in volumes shipped created an excess number of railcars in our fleet, increasing our fixed costs per-ton. However, we successfully negotiated concessions with several of our vendors, and the significant upturn in frac sand demand has required us to place our idled railcars back into service, thereby reducing our fixed cost per ton.
Changing Preferences of Customer Demand
For several years leading up to 2015, most oil and gas producers preferred the highest quality, coarsest grades of frac sand (20/40 and 30/50) to complete shale wells around North America. The drop in oil and gas prices during 2015 and 2016 forced many oil and gas producers to consider alternatives for lowering the cost to complete a new well. Lower quality proppants compared to northern white sands are often located closer to the shale basins than northern white sands, so some operators have elected to use these proppants and save on transportation costs. Finer mesh sands (40/70 and 100 mesh) have also been used more regularly as oil and gas well completion designs have evolved. Additionally, the amount of proppant pumped downhole per horizontal well continues to increase at a high rate. As a leading provider of frac sand, we are able to meet the changing needs of our customers and the market. Our diversified set of capabilities enables us to produce both coarse and fine grades in large quantities. With our acquisition in San Antonio, we have two Texas operations that are well positioned geographically to meet the strong demand in the prolific Texas basins. Our new Kingfisher, Oklahoma site will allow us to serve customers in-basin for the Mid-Continent region.
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
Currently, our northern white sand volumes are partially constrained by railroad congestion from certain class I carriers due to the high volume of shipments that have surpassed prior peak periods. We are working closely with our logistics partners to resolve the bottlenecks during this period of surging demand, and this is largely resolved through improvement by rail carriers and rerouting our shipments to more reliable carriers.
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

Continuing operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	($ in thousands)
Revenues:
Frac sand revenues	$100,788	$80,909	$206,759	$156,091
Non-frac sand revenues	1,054	1,693	1,833	1,855
Total revenues	101,842	82,602	208,592	157,946
Operating expenses:
Cost of goods sold (excluding depreciation, depletion and amortization)	72,650	71,428	152,892	143,739
Depreciation, depletion and amortization	5,355	5,675	10,216	10,331
Selling, general and administrative expenses	7,390	6,850	15,961	12,728
Contract and project terminations	—	—	1,689	—
Operating income (loss)	$16,447	$(1,351)	$27,834	$(8,852)
Net income (loss) from continuing operations	$9,428	$(3,425)	$10,914	$(14,815)

Adjusted EBITDA (a)	$23,362	$7,534	$40,748	$7,602

Volume of frac sand sold (tons in thousands)	1,519	1,284	2,956	2,529
Volume of non-frac sand sold (tons in thousands)	70	108	136	114
Total volume of sand sold (tons in thousands)	1,589	1,392	3,092	2,643

Terminal sand sales (tons in thousands)	415	544	1,002	1,132

Volume of frac sand produced by plant (tons in thousands):
Arland, Wisconsin facility	493	508	900	876
Barron, Wisconsin facility	509	518	1,007	1,050
New Auburn, Wisconsin facility	310	302	655	619
San Antonio, Texas facility (b)	109	—	168	—
Kosse, Texas facility	108	47	207	112
Total volume of frac sand produced	1,529	1,375	2,937	2,657
(a)         See “Adjusted EBITDA” below for a discussion of Adjusted EBITDA and a reconciliation to net income (loss) and operating cash flows.
(b) We commenced frac sand production at the San Antonio facility in July 2017.
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Revenues
Sand revenues increased by $19.2 million primarily due to a 14% increase in total volumes sold as a result of the increased market demand for frac sand, as well as higher prices of frac sand in 2018 compared to 2017. FOB plant sales volumes increased 38% compared to a 24% decrease for the higher-priced, terminal sand sales. Terminal sales as a percentage of total volumes sold decreased from 39% in 2017 to 26% in 2018. Revenue per ton increased to $64.09 in 2018 compared to $59.34 per ton in 2017, mainly due to price increases.

The major changes from 2017 to 2018 are as follows:

•
$20.2 million increase in sales (excluding estimated transportation markups), relating primarily to a 14% increase in volumes sold as well as improved pricing for frac sand, and addition of our San Antonio operation in July 2017; offset by

•	an estimated $1.0 million decrease in markups due to lower volumes sold through terminals.
Cost of goods sold (excluding depreciation, depletion and amortization)
Our cost of goods sold consists primarily of direct costs such as processing plant wages, royalties, mining, purchased sand, and transportation to the plant or to transload facilities, as well as indirect costs such as plant repairs and maintenance. Our direct costs of producing sand and our logistics costs for finished product increased with our increased sales. The most significant components of the $1.2 million increase from 2017 to 2018 are:

•	$7.2 million increase in the total cost to acquire and produce sand due to 14% increase in total volumes sold; offset by

•	$5.1 million decrease in rail transportation-related expense, primarily due to:

•	$4.1 million decreased rail shipping costs due to decreased terminal sales volumes and the shift in mix between direct FOB plant sales and terminal sand sales; and

•	$0.8 million decreased railcar storage costs as we have placed previously stored cars back into service; and

•	$0.9 million decrease in costs of transload facilities due to decreased volumes at variable priced terminals.
Selling, general and administrative expenses
The $0.5 million increase in selling, general and administrative expenses is attributable primarily to an increase in employee-related costs due to higher staffing in 2018 to support expanded operations.
Interest expense
Net interest expense increased $1.7 million primarily due to;

•	$5.0 million increase due to $175 million additional notes issued under the Second Lien Note Purchase Agreement; offset by

•	$2.2 million decreased interest expense due to the reduction of outstanding balances under the revolving credit facility; and

•	$0.7 million interest capitalized for the construction of the San Antonio plants.
Other
Other income decreased $3.2 million due to a lower mark-to-market net gain recognized in 2018 for a change in the fair value of the warrant issued in August 2016.
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Revenues
Sand revenues increased by $50.6 million, primarily due to a 17% increase in total volumes sold as a result of the increased market demand for frac sand and higher prices of frac sand in 2018 compared to 2017. FOB plant sales volumes increased 38% compared to a 11% decrease for the higher-priced terminal sand sales. Terminal sales as a percentage of total volumes sold decreased from 43% in the six months of 2017 to 32% in the six months of 2018. Revenue per ton increased to $67.46 in 2018 compared to $59.76 per ton in 2017 due to significant price increases.
The major changes from 2017 to 2018 are as follows:

•
$43.4 million increase in sales (excluding estimated transportation markups), relating primarily to a 17% increase in volumes sold as well as improved pricing for frac sand, and addition of our San Antonio operation in July 2017; and;

•	an estimated $7.2 million increase in markups on volumes sold through the terminals, offset by decreased terminal sales volumes.

Cost of goods sold (excluding depreciation, depletion and amortization)
Our cost of goods sold consists primarily of direct costs such as processing plant wages, royalties, mining, purchased sand, and transportation to the plant or to transload facilities, as well as indirect costs such as plant repairs and maintenance. Our direct costs of producing sand and our logistics costs for finished product increased with our increased sales.  The most significant components of the $9.2 million increase are:

•	$14.7 million increase in the total cost to acquire and produce wet and dry sand, due mainly to higher sales volumes; offset by

•	$5.3 million decrease in rail transportation-related expense, primarily due to:

•	$4.2 million decreased rail shipping costs due to decreased terminal sales volumes sold and the shift in mix between direct FOB plant sales and terminal sand sales; and

•	$1.2 million decreased railcar storage costs as we have placed previously stored cars back into service.
Selling, general and administrative expenses
The $3.2 million increase in selling, general and administrative expenses is attributable primarily to:

•	$1.1 million expenses related to the long-term debt refinancing in January 2018;

•	$1.1 million increase in employee-related costs due to higher staffing and reestablishment of the employer 401(k) contributions in May 2017, which was previously suspended on July 1, 2016.
Interest expense
Net interest expense increased $8.9 million primarily due to:

•	$10.7 million increase due to a $215 million addition of the notes issued under the Second Lien Note Purchase Agreement; and

•	$3.9 million write-off of deferred financing costs relating to the reduction of our revolving credit facility in January 2018; offset by

•	$4.3 million decreased interest expense due to the reduction of outstanding balances under the revolving credit facility; and

•	$1.1 million interest capitalized for the construction of the San Antonio plants.
Other
Other income decreased $1.9 million due to a lower mark-to-market net gain recognized in 2018 for a change in the fair value of the warrant issued in August 2016.
Contract and project terminations
During the three months ended March 31, 2018, we recorded a non-cash charge against earnings of $1.7 million. This charge relates to the write-off of prepaid royalties. See Note 3 to our Condensed Consolidated Financial Statements for further discussion.
Discontinued Operations
We completed the sale of our Fuel business on August 31, 2016, thus we do not have any operations for the Fuel business.
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
For 2018, we expect to spend between $80 million and $90 million in capital expenditures to fund the expansion of our San Antonio operation, Oklahoma construction, and finance various capital projects that offer attractive rates of return.
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
Second Lien Note Purchase Agreement
On January 5, 2018, the Partnership as guarantor, and the Partnership’s wholly owned subsidiaries Emerge Energy Services Operating LLC and Superior Silica Sands LLC, as issuers, entered into a $215.0 million Second Lien Note Purchase Agreement with the purchasers thereunder (the “Second Lien Note Purchase Agreement”). The notes issued under the Second Lien Note Purchase Agreement will mature on January 5, 2023. Proceeds of the sale of the notes under the Second Lien Note Purchase Agreement will be used (i) to fully pay off the Partnership’s existing second lien term credit facility, (ii) to fully pay off the obligations under the Partnership’s Prior Credit Agreement, (iii) to finance capital expenditures, (iv) to pay fees and expenses incurred in connection with the new second lien facility and (v) for general business purposes. Substantially all of the Partnership’s assets are pledged as collateral on a second lien basis.
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
Commencing on September 30, 2018, we are required to make quarterly principal payments (without premium or penalty) equal to (i) for each fiscal quarter ending on or prior to December 31, 2019, 1.25%, and (ii) for each fiscal quarter thereafter, 1.875%, of the original principal amount. Accordingly, on June 30, 2018, we have classified $10.8 million of principal as a current liability.

The notes under the Second Lien Note Purchase Agreement bear interest at 11% per annum until December 31, 2018, and ranging from 10.00% per annum to 12.00% per annum thereafter, depending on the our leverage ratio.
Covenants Compliance
At June 30, 2018, we were in compliance with our loan covenants.
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
Cash Flow Summary
The table below summarizes our cash flows:

	Six Months Ended June 30,
	2018	2017

	($ in thousands)
Cash flows from operating activities	$36,102	$(7,173)
Cash flows from investing activities	$(55,776)	$(23,622)
Cash flows from financing activities	$15,061	$30,980
Cash and cash equivalents at beginning of period	$5,729	$4
Cash and cash equivalents at end of period	$1,116	$189
Operating cash flows
Cash flows from operating activities have generally trended the same as our net income (loss) adjusted for non-cash items of depreciation, depletion and amortization, equity-based compensation, amortization of deferred financing costs, contract termination costs, unrealized losses on derivative instruments, and unrealized (gain) loss on fair value of warrants. Significant changes in our working capital resulted from rapid growth of sales and billings to support our expanding business, offset by $10.8 million of principal balance of the second lien term loan classified as current liability during the first six months of 2018.
Investing cash flows
Cash flows used in investing activities increased during the six months ended June 30, 2018, due to construction of the San Antonio plants. We had significantly curtailed our capital expenditures to comply with our bank covenants that limited capital expenditures during the six months ended June 30, 2017.

Financing cash flows
Our cash balance as of June 30, 2018, was $1.1 million compared to $5.7 million as of December 31, 2017, and $0.2 million as of June 30, 2017. During 2017, We were subject to a cash dominion requirement as per Amendment No. 11 to our Prior Credit Agreement, which required all cash receipts by us and our subsidiaries to be swept on a daily basis and used to reduce outstanding borrowings under the Credit Agreement. We maintained a minimal cash balance and managed our cash on a daily basis and made advances against the revolver based on our daily disbursements. Following our entry into our Credit Agreement on January 5, 2018, we are in compliance with the requirements for excess availability and no longer in a dominion period for purposes of the agreement.
The main categories of our financing cash flows can be summarized as follows:

	Six Months Ended June 30,
	2018	2017

	($ in thousands)
Net debt proceeds (payments)	$28,430	$35,824
Payment of financing costs	(11,964)	(2,982)
Other	(1,405)	(1,862)
Total	$15,061	$30,980
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
In April 2017, we entered into a second lien term loan for $40 million in connection with our acquisition in San Antonio. Proceeds of the new term credit facility were used to (i) pay down a portion of the our existing revolving credit facility, (ii) fund the acquisition described in Note 2 (iii) pay fees and expenses incurred in connection with the new term credit facility and (iv) for general business purposes.
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

Reconciliation of Net Income (Loss) and Operating Cash Flows to Adjusted EBITDA
The following table reconciles net income (loss) to Adjusted EBITDA for the three months ended June 30, 2018, and 2017:

	Continuing		Discontinued		Consolidated

	Three Months Ended June 30,
	2018	2017	2018	2017	2018	2017

	($ in thousands)
Net income (loss)	$9,428	$(3,425)	$—	$(2,657)	$9,428	$(6,082)
Interest expense, net	6,736	5,082	—	—	6,736	5,082
Depreciation, depletion and amortization	5,355	5,675	—	—	5,355	5,675
Provision (benefit) for income taxes	53	—	—	—	53	—
EBITDA	21,572	7,332	—	(2,657)	21,572	4,675
Equity-based compensation expense	426	330	—	—	426	330
Reduction in escrow receivable	—	—	—	2,657	—	2,657
Provision for doubtful accounts	20	—	—	—	20	—
Accretion expense	31	29	—	—	31	29
Retirement of assets	318	66	—	—	318	66
Other state and local taxes	395	456	—	—	395	456
Non-cash deferred lease expense	355	2,329	—	—	355	2,329
Unrealized loss (gain) on fair value of warrant	245	(3,008)	—	—	245	(3,008)
Adjusted EBITDA	$23,362	$7,534	$—	$—	$23,362	$7,534

The following table present a reconciliation of net income (loss) to Adjusted EBITDA for the six months ended June 30, 2018,  and 2017:

	Continuing		Discontinued		Consolidated

	Six Months Ended June 30,
	2018	2017	2018	2017	2018	2017

	($ in thousands)
Net income (loss)	$10,914	$(14,815)	$—	$(2,657)	$10,914	$(17,472)
Interest expense, net	17,228	8,280	—	—	17,228	8,280
Depreciation, depletion and amortization	10,216	10,331	—	—	10,216	10,331
Provision (benefit) for income taxes	150	—	—	—	150	—
EBITDA	38,508	3,796	—	(2,657)	38,508	1,139
Equity-based compensation expense	860	677	—	—	860	677
Contract and project terminations	1,689	—	—	—	1,689	—
Reduction in escrow receivable	—	—	—	2,657	—	2,657
Provision for doubtful accounts	23	—	—	—	23	—
Accretion expense	62	58	—	—	62	58
Retirement of assets	320	60	—	—	320	60
Other state and local taxes	790	880	—	—	790	880
Non-cash deferred lease expense	(2,221)	4,230	—	—	(2,221)	4,230
Unrealized (gain) loss on fair value of warrant	(432)	(2,312)	—	—	(432)	(2,312)
Other adjustments allowable under our Credit Agreement	1,149	213	—	—	1,149	213
Adjusted EBITDA	$40,748	$7,602	$—	$—	$40,748	$7,602

The following table reconciles Adjusted EBITDA to our operating cash flows for the three and six months ended June 30, 2018, and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,

	2018	2017	2018	2017

	($ in thousands)
Adjusted EBITDA	$23,362	$7,534	$40,748	$7,602
Interest expense, net	(5,722)	(3,975)	(11,686)	(6,659)
Income tax expense	(447)	(456)	(940)	(880)
Other adjustments allowable under our Credit Agreement	—	—	(1,149)	(213)
Cost to retire assets	—	19	—	19
Non-cash deferred lease expense	(355)	(2,329)	2,221	(4,230)
Change in other operating assets and liabilities	8,520	4,973	6,908	(2,812)
Cash flows from operating activities:	$25,358	$5,766	$36,102	$(7,173)

Cash flows from investing activities:	$(25,683)	$(22,230)	$(55,776)	$(23,622)

Cash flows from financing activities:	$(7,248)	$14,554	$15,061	$30,980

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information about market risks for the six months ended June 30, 2018, does not differ materially from that discussed under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017.
ITEM 4.                                                 CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended June 30, 2018, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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
Date: August 3, 2018

EMERGE ENERGY SERVICES LP

By:	EMERGE ENERGY SERVICES GP LLC, its general partner

By:	/s/ Rick Shearer
Rick Shearer
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Deborah Deibert
Deborah Deibert
Chief Financial Officer
(Principal Financial Officer)