Form 10-Q
period 2018-09-30
Emerge Energy Services LP
filed 2018-11-07
CIK 1555177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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

As of October 31, 2018, 31,036,102 common units were outstanding.

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

PART I                                           FINANCIAL INFORMATION

ITEM 1.                                      FINANCIAL STATEMENTS

EMERGE ENERGY SERVICES LP
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands, except unit data)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$2,825	$5,729
Trade and other receivables, net	30,068	56,951
Inventories	32,554	27,825
Prepaid expenses and other current assets	12,899	6,331
Total current assets	78,346	96,836

Property, plant and equipment, net	229,873	185,970
Intangible assets, net	58	1,664
Other assets, net	21,108	24,422
Total assets	$329,385	$308,892

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$30,074	$18,819
Accrued liabilities	16,478	29,718
Current portion of long-term debt	13,438	—
Total current liabilities	59,990	48,537

Long-term debt, net of current portion	182,866	176,351
Obligation for business acquisition, net of current portion	4,242	5,013
Other long-term liabilities	18,979	29,882
Total liabilities	266,077	259,783

Commitments and contingencies
Partners’ equity:
General partner	—	—
Limited partner common units - 31,034,338 units and 30,174,940 units issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	63,308	49,109
Total partners’ equity	63,308	49,109
Total liabilities and partners’ equity	$329,385	$308,892

See accompanying notes to unaudited condensed consolidated financial statements.

EMERGE ENERGY SERVICES LP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$62,961	$103,215	$271,553	$261,161
Operating expenses:
Cost of goods sold (excluding depreciation, depletion and amortization)	52,337	80,239	205,229	223,978
Depreciation, depletion and amortization	5,316	6,078	15,532	16,409
Selling, general and administrative expenses	3,693	7,302	19,654	20,030
Contract and project terminations	—	—	1,689	—
Total operating expenses	61,346	93,619	242,104	260,417
Operating income (loss)	1,615	9,596	29,449	744
Other expense (income):
Interest expense, net	6,907	5,073	24,135	13,353
Other	(1,472)	(901)	(1,930)	(3,218)
Total other expense	5,435	4,172	22,205	10,135
Income (loss) from continuing operations before provision for income taxes	(3,820)	5,424	7,244	(9,391)
Provision (benefit) for income taxes	33	(58)	183	(58)
Net income (loss) from continuing operations	(3,853)	5,482	7,061	(9,333)
Income (loss) from discontinued operations, net of taxes	—	(468)	—	(3,125)
Net income (loss)	$(3,853)	$5,014	$7,061	$(12,458)

Earnings (loss) per common unit (1)
Basic:
Earnings (loss) per common unit from continuing operations	$(0.12)	$0.19	$0.23	$(0.31)
Earnings (loss) per common unit from discontinued operations	—	(0.02)	—	(0.10)
Basic earnings (loss) per common unit	$(0.12)	$0.17	$0.23	$(0.41)

Diluted:
Earnings (loss) per common unit from continuing operations	$(0.12)	$0.18	$0.23	$(0.42)
Earnings (loss) per common unit from discontinued operations	—	(0.02)	—	(0.10)
Diluted earnings (loss) per common unit	$(0.12)	$0.16	$0.23	$(0.52)

Weighted average number of common units outstanding - basic (1)	31,034,186	30,270,572	31,233,523	30,120,216
Weighted average number of common units outstanding - diluted (1)	31,034,186	30,400,584	31,371,152	30,183,091
(1) See Note 8.

See accompanying notes to unaudited condensed consolidated financial statements.

EMERGE ENERGY SERVICES LP
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY
($ in thousands)

	Limited Partner Common Units	General Partner (non-economic interest)	Total Partners’ Equity

Balance at December 31, 2017	$49,109	$—	$49,109
Net income	7,061	—	7,061
Equity-based compensation	1,224	—	1,224
Issuance of equity	5,974	—	5,974
Other	(60)	—	(60)
Balance at September 30, 2018	$63,308	$—	$63,308

See accompanying notes to unaudited condensed consolidated financial statements.

EMERGE ENERGY SERVICES LP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Nine Months Ended September 30,
	2018	2017

Cash flows from operating activities:
Net income (loss)	$7,061	$(12,458)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation, depletion and amortization	15,532	16,409
Equity-based compensation expense	1,224	1,020
Project and contract termination costs	1,689	—
Unrealized (gain) loss on fair value of warrant	(1,899)	(3,212)
Write-down of escrow receivable	—	3,125
Provision for doubtful accounts	310	—
Loss (gain) on disposal of assets	424	79
Amortization of debt discount/premium and deferred financing costs	6,597	2,750
Unrealized (gain) loss on derivative instruments	—	(225)
Other non-cash charges	91	83
Changes in operating assets and liabilities:
Accounts receivable	26,701	(31,881)
Inventories	(4,729)	(9,411)
Prepaid expenses and other current assets	(6,568)	2,713
Accounts payable and accrued liabilities	239	16,888
Other assets	1,718	233
Cash flows from operating activities	48,390	(13,887)

Cash flows from investing activities:
Purchases of property, plant and equipment	(64,154)	(5,439)
Net proceeds from disposal of assets	834	211
Asset acquisition	—	(20,430)
Cash flows from investing activities	(63,320)	(25,658)

Cash flows from financing activities:
Proceeds from line of credit borrowings	11,014	253,075
Proceeds from second lien notes	175,000	39,597
Repayment of line of credit borrowings	(154,714)	(247,272)
Repayment of other long-term debt	(5,882)	—
Payment of business acquisition obligation	(1,361)	(2,223)
Payment of financing costs	(11,971)	(3,024)
Other financing activities	(60)	(63)
Cash flows from financing activities	12,026	40,090

Cash and cash equivalents:
Net increase (decrease)	(2,904)	545
Balance at beginning of period	5,729	4
Balance at end of period	$2,825	$549
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
2.             ASSET ACQUISITIONS
Oklahoma
On May 11, 2018, we signed a 25-year lease deal for the mining rights to approximately 600 acres located in Kingfisher County, Oklahoma, about 60 miles northwest of Oklahoma City. We purchased 40 acres of land adjoining the leased acreage on which to construct wet and dry processing plants expected to have a capacity of 1.5 million tons per year. This facility will serve the Mid-Continent region. We began construction in the third quarter, with production anticipated to come online in early 2019. The site is connected to a highway and has close proximity to railway, which could facilitate product shipment if we choose to develop rail loadout infrastructure.
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
The following tables present our revenues disaggregated by nature of product for the three and nine months ended September 30, 2018, and 2017:

	Three Months Ended September 30,
	2018		2017
	$ in Thousands	Tons in Thousands	$ in Thousands	Tons in Thousands

Frac sand revenues	$61,597	985	$101,795	1,361
Non-frac sand revenues	1,364	88	1,420	119
Total revenues	$62,961	1,073	$103,215	1,480

	Nine Months Ended September 30,
	2018		2017
	$ in Thousands	Tons in Thousands	$ in Thousands	Tons in Thousands

Frac sand revenues	$268,356	3,941	$258,055	3,890
Non-frac sand revenues	3,197	224	3,106	233
Total revenues	$271,553	4,165	$261,161	4,123
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
During the nine months ended September 30, 2017, we wrote off a non-cash charge of $3.1 million of the hydrotreator and pipeline escrow receivables relating to completion delays and cost overruns.

Private Placement
In connection with our private placement in August 2016, we issued to the purchaser a warrant to purchase approximately 890,000 common units at an exercise price of $10.82 per common unit. The warrant, which expires on August 16, 2022, was exercisable immediately upon issuance and contains a cashless exercise provision and other customary provisions and protections, including anti-dilution protections. This warrant is classified as a liability in accordance with ASC 480, Distinguishing Liabilities from Equity, and is included in Other long-term liabilities on our Condensed Consolidated Balance Sheets. This warrant has not been exercised as of September 30, 2018.
Allowance for Doubtful Accounts
The allowance for doubtful accounts totaled $327 thousand at September 30, 2018, and $17 thousand at December 31, 2017.
Inventories
Inventories consisted of the following:

	September 30, 2018	December 31, 2017

	($ in thousands)
Sand work in process	$22,012	$14,650
Sand finished goods	10,471	12,914
Sand raw materials and supplies	71	261
Total	$32,554	$27,825

Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following:

	September 30, 2018	December 31, 2017

	($ in thousands)
Prepaid services	$6,071	$1,011
Prepaid lease assets, current (1)	2,251	2,496
Prepaid transload services	1,888	1,274
Prepaid insurance	1,231	875
Other	1,458	675
Total	$12,899	$6,331

(1)
The cost to transport leased railcars from the manufacturer to our site for initial placement in service is capitalized and amortized over the term of the lease (typically five to seven years). This balance reflects the current portion of these capitalized costs.

Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	September 30, 2018	December 31, 2017

	($ in thousands)
Machinery and equipment (1)	$99,849	$92,353
Buildings and improvements (1)	94,115	66,444
Mineral reserves	49,091	49,091
Land and improvements (1)	48,273	45,567
Construction in progress	34,170	15,696
Capitalized reclamation costs	2,521	2,521
Total cost	328,019	271,672
Accumulated depreciation and depletion	98,146	85,702
Net property, plant and equipment	$229,873	$185,970
(1) Includes assets under capital lease.

We recognized $14.2 million and $14.1 million of depreciation and depletion expense for the nine months ended September 30, 2018, and 2017, respectively.
We capitalize a portion of the interest on funds borrowed to finance the construction of our plants. During the three and nine months ended September 30, 2018, we capitalized $0.6 million and $1.7 million of interest for the construction of the San Antonio facility.

Intangible Assets
Our intangible assets consisted of the following:

	Cost	Accumulated Amortization	Net

	($ in thousands)
September 30, 2018:
Non-compete agreement	$100	$42	$58

December 31, 2017:
Patents	$7,443	$6,188	$1,255
Supply and transportation agreements	569	226	343
Non-compete agreement	100	34	66
Total	$8,112	$6,448	$1,664
We recognized $1.3 million and $2.3 million of amortization expense for the nine months ended September 30, 2018, and 2017, respectively.
Other Assets, Net
Other assets, net consisted of the following:

	September 30, 2018	December 31, 2017

	($ in thousands)
Deferred lease asset (1)	$8,727	$8,775
Prepaid lease assets, net of current portion (2)	5,963	7,153
Escrow receivable, non-current (3)	5,953	5,684
Other	465	2,810
Total	$21,108	$24,422

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

(3)	Non-current receivables are recorded at net present value of estimated recoveries and will be adjusted as contingencies are resolved.

Accrued Liabilities
Accrued liabilities consisted of the following:

	September 30, 2018	December 31, 2017

	($ in thousands)
Mining	$3,461	$170
Logistics	3,202	5,898
Fuel sale related liabilities	2,483	2,475
Construction	1,327	7,122
Sales, excise, property and income taxes	1,269	1,953
Current portion of business acquisition obligations	1,255	1,952
Salaries and other employee-related	860	4,633
Deferred compensation	848	848
Accrued interest	367	2,552
Professional fees	273	373
Sand purchases and royalties	258	311
Current portion of contract termination	85	210
Other	790	1,221
Total	$16,478	$29,718
Other Long-term Liabilities
Other long-term liabilities consisted of the following:

	September 30, 2018	December 31, 2017

	($ in thousands)
Deferred lease obligation (1)	$11,000	$9,561
Long-term promissory note	3,376	9,370
Asset retirement obligation	2,800	2,792
Warrants	912	2,811
Contract and project terminations	891	5,348
Total	$18,979	$29,882

(1)
We recognize lease expense for operating leases on a straight-line basis over the term of the lease, beginning on the date we take possession of the property. The difference between the cash paid to the lessor and the amount recognized as lease expense on a straight-line basis is included in deferred lease obligation.

Long-term Promissory Note
During the second quarter of 2016, we negotiated significant concessions on the majority of our railcar leases pursuant to which we cancelled or deferred deliveries on railcars and reduced cash payments on a substantial portion of the existing railcars in our fleets. In exchange for these concessions, we issued at par an unsecured promissory note in the aggregate principal amount of $8 million (the “PIK Note”) for delivery deferrals. The PIK Note bears interest at a rate of 10% per annum payable in cash or, in certain situations, in-kind, when certain financial metrics have been met. We began paying interest in cash as of January 1, 2018. The PIK Note will mature on June 2, 2020. We paid $1.5 million of the principal balance in January 2018, as part of our debt refinancing described in Note 4 to our Condensed Consolidated Financial Statements. We also issued warrants to purchase 370,000 common units representing limited partnership interests in the Partnership in exchange for these concessions during the second quarter of 2016.
Contract and Project Terminations
In December 2015, we gained access to a significant reserve base in Jackson County, Wisconsin through a business arrangement with a contracted customer. The assets acquired included certain owned and leased land, sand deposit leases and related prepaid royalties, and transferable mining and reclamation permits. In consideration for the assets, we amended and restated the existing supply agreement between the parties and entered into a new sand purchase option agreement that provided the customer with a market-based discount on sand purchased from us. Under the agreements, we have the option to supply the contracted tons from our existing footprint of northern white sand operations or construct a new sand mine and dry plant in Jackson County, Wisconsin. Due to changing market conditions and changing preferences of customer demand, we determined that these projects were no longer economically viable and decided to terminate the land owner agreements and the mine permits. We recorded a $1.9 million charge to earnings to write off the related prepaid royalties during the nine months ended September 30, 2018. As we terminated our permits for these properties, we will not owe any future royalty payments related to these properties.
During 2016, we negotiated concessions on the majority of our railcar leases pursuant to which we cancelled or deferred deliveries on railcars and reduced cash payments on a substantial portion of the existing railcars in our fleets. In exchange for these concessions, we incurred a contract termination charge of $4 million. We issued at par an unsecured promissory note in the aggregate principal amount of $4 million with interest payable in cash or, in certain situations, in-kind, when certain financial metrics have been met. This note bore interest at a rate of five percent per annum. We fully extinguished this liability and paid $4.4 million in January 2018 as part of our debt refinancing described in Note 4 to our Condensed Consolidated Financial Statements.
The following table illustrates the various contract termination liabilities and exit and disposal reserves included in Accrued liabilities and Other long-term liabilities in our Condensed Consolidated Balance Sheets:

($ in thousands)
Balance at December 31, 2017	$5,557
Adjustments	(221)
Accretion	22
Payments	(4,382)
Balance at September 30, 2018	$976
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
On August 8, 2016, we, as part of the private placement described above, also issued a warrant to the purchaser to purchase approximately 890,000 common units at an exercise price of $10.82 per common unit. This warrant shall be exercisable for a period of six years from the closing date and include customary provisions and protections, including anti-dilution protections. The fair value of this warrant at issuance date was calculated at $5.56 per unit based on a Black Scholes valuation model, utilizing Level 2 inputs based on the hierarchy established in ASC 820, Fair Value Measurement. This liability is  marked to market each quarter with fair value gains and losses recognized immediately in earnings and included in Other income (expense) on our Consolidated Statements of Operations. The warrant liability was $0.9 million and $2.8 million at September 30, 2018, and December 31, 2017, respectively. We recorded a non-cash mark-to-market gain of $1.5 million and $1.9 million during the three and nine months ended September 30, 2018, and a gain of $0.9 million and $3.2 million during the three and nine months ended September 30, 2017.
Retirement Plan
We sponsor a 401(k) plan for substantially all employees that provides for us to match 100% of participant contributions up to 5% of the participant’s pay.  Additionally, we can make discretionary contributions as deemed appropriate by management.
As of May 1, 2017, we reestablished the employer 401(k) contributions, which was previously suspended on July 1, 2016. Employer contributions to these plans totaled $0.7 million and $0.3 million for the nine months ended September 30, 2018, and 2017, respectively.

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
Concentration of Credit Risk
We provide credit, in the normal course of business, to customers located throughout the United States and Canada.  We encounter a certain amount of credit risk as a result of a concentration of receivables among a few significant customers. We perform ongoing credit evaluations of our customers and generally do not require collateral.  The trade receivables (as a percentage of total trade receivables) as of September 30, 2018, and December 31, 2017, from such significant customers are set forth below:

	September 30, 2018	December 31, 2017
Customer A	20%	*
Customer B	18%	17%
Customer C	12%	*
Customer D	12%	20%
Customer E	*	13%
An asterisk indicates trade receivables less than ten percent.
Significant customers
The table shows the percent of revenue of our significant customers for our continuing operations represented for the nine months ended September 30, 2018 and 2017.

	September 30, 2018	September 30, 2017
Customer B	26%	17%
Customer D	13%	*
Customer A	12%	21%
Customer E	*	10%
An asterisk indicates revenue is less than ten percent.
Geographical Data
Although we own no long-term assets outside the United States, we began selling sand in Canada during 2013.  We recognized $24.8 million and $15.9 million of revenues in Canada for the nine months ended September 30, 2018, and 2017, respectively.  All other sales have occurred in the United States.
Recent Issued Accounting Pronouncement
In February 2016, the FASB issued ASU 2016-02, Leases. This ASU requires lessees to recognize lease assets and lease liabilities generated by contracts longer than a year on their balance sheets. The ASU also requires companies to disclose in the footnotes to their financial statements information about the amount, timing, and uncertainty for the payments they make for the lease agreements. ASU 2016-02 is effective for public companies for annual periods and interim periods within those annual periods beginning after December 31, 2018. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements”, which simplifies the implementation by allowing entities the option to instead apply the provisions of the new guidance at the effective date, without adjusting the comparative periods presented. We currently have significant long-term operating leases for railcars and other assets. Pursuant to the adoption, we will record substantial liabilities and corresponding assets for these leases. We are working with our independent consultant to assist us in our assessment of our lease contracts. Many factors will impact the ultimate measurement of the lease obligation to be recognized upon adoption. We continue to evaluate the impact this guidance will have on our consolidated financial statements. We expect to take advantage of the transition relief provided by the amendment to ASU 2016-02 which allows us to elect not to restate 2017 and 2018 comparative periods upon adoption and continue to apply ASC 840 to such periods. With respect to the available practical expedients, we expect to elect the primary package of expedients whereby we will reassess neither the existence, nor the classification nor the amount and treatment of initial direct costs of existing leases. We do not expect to apply hindsight to the evaluation of lease options (e.g., renewal) and, accordingly, do not expect to utilize the practical expedient that would allow such an approach. Finally, we plan to elect the expedient to not separate the lease components from the non-lease components for most lease arrangements. We have selected a lease accounting system, and our implementation of it is underway. While we are not yet in a position to assess the full impact of the application of this ASU, we expect that the impact of recording the lease liabilities and the corresponding additional assets will have a significant impact on our financial position and results of operations and related disclosures in the notes to our consolidated financial statements. We will adopt this guidance on January 1, 2019.
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software. The new guidance requires a customer in a cloud computing arrangement (i.e., hosting arrangement) that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. The update is effective for calendar-year public business entities in 2020. For all other calendar-year entities, it is effective for annual periods beginning in 2021 and interim periods in 2022. Early adoption is permitted. We are currently evaluating the effect that the guidance will have on our financial statements and related disclosures.
4.              LONG-TERM DEBT
Following is a summary of our long-term debt:

	September 30, 2018	December 31, 2017

	($ in thousands)
Second lien term loan - principal	$215,000	$40,000
Revolving credit facility - principal	—	143,700
Less: Deferred financing costs, net	(18,696)	(7,349)
Total debt	196,304	176,351
Less current portion	(13,438)	—
Long-term debt	$182,866	$176,351
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
During the nine months ended September 30, 2018, we wrote off $3.9 million of deferred financing costs relating to the reduction of our revolving credit facility.

At September 30, 2018, we did not have any outstanding borrowings under the Credit Agreement. Our weighted average interest rate for all borrowings under the Credit Agreement was 10.8% for the three months ended September 30, 2018.
Second Lien Note Purchase Agreement
On January 5, 2018, the Partnership as guarantor, and the Partnership’s wholly owned subsidiaries Emerge Energy Services Operating LLC and Superior Silica Sands LLC, as issuers, entered into a $215.0 million Second Lien Note Purchase Agreement with HPS Investment Partners, LLC as notes agent and collateral agent (the “Second Lien Note Purchase Agreement”). The notes issued under the Second Lien Note Purchase Agreement will mature on January 5, 2023. Proceeds of the sale of the notes under the Second Lien Note Purchase Agreement will be used (i) to fully pay off the Partnership’s existing second lien term credit facility, (ii) to fully pay off the obligations under the Partnership’s Prior Credit Agreement, (iii) to finance capital expenditures, (iv) to pay fees and expenses incurred in connection with the new second lien facility and (v) for general business purposes. Substantially all of the Partnership’s assets are pledged as collateral on a second lien basis.
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
Commencing on September 30, 2018, we are required to make quarterly principal payments (without premium or penalty) equal to (i) for each fiscal quarter ending on or prior to December 31, 2019, 1.25%, and (ii) for each fiscal quarter thereafter, 1.875%, of the original principal amount. Accordingly, on September 30, 2018, we have classified $13.4 million of principal as a current liability.
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
Covenants Compliance
At September 30, 2018, we were in compliance with our loan covenants and had undrawn availability under the Credit Agreement totaling $61.5 million, well above the minimum availability required under our current covenants. However, if in the future we are unable to comply with the financial covenants and the lenders are unwilling to provide us with additional flexibility or a waiver, it could result in a default, and we may be forced to repay or refinance amounts then outstanding under the Credit Agreement or the Second Lien Note Purchase Agreement and seek alternative sources of capital to fund our business and anticipated capital expenditures. Any such alternative sources of capital, such as equity transactions or debt financing, may be on terms less favorable or at higher costs than our current financing sources, depending on future market conditions and other factors, or may not be available at all.
5.              RELATED PARTY TRANSACTIONS
Related party transactions included in our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations are summarized in the following table:

	Nine Months Ended September 30,
	2018	2017

	($ in thousands)
Employee-related and other costs (1)	$20,401	$13,338

	September 30, 2018	December 31, 2017

	($ in thousands)
Accounts receivable, net	$97	$962
Accounts payable and accrued liabilities	$521	$800

(1)
We do not have any employees.  Our general partner manages our human resource assets, including fringe benefits and other employee-related charges.  We routinely and regularly reimburse our general partner for any employee-related costs paid on our behalf, and report such costs as operating expenses.

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. In 2017, Mr. Paul Shearer, the son of our President and Chief Executive Officer, was hired as the Director of Business Relations and he currently serves as the Director of Sales.  During the nine months ended September 30, 2018, we paid Paul Shearer $163 thousand in total compensation, including base salary, bonus, company contributions under our 401(k) plan and contributions to his health savings account.
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
For remaining phantom units granted to employees in 2013, we currently assume a 67-month vesting period, which represents management’s estimate of the amount of time until all vesting conditions have been met. For other phantom units granted to employees, we have a 24 to 36-month vesting period. Restricted units are awarded to our independent directors on each anniversary of our IPO, each with a vesting period of one year.  Regarding distributions for independent directors and other employees, distributions are credited to a distribution equivalent rights account for the benefit of each participant and become payable generally within 45 days days following the date of vesting.  As of September 30, 2018, the unpaid liability for distribution equivalent rights totaled $0.8 million.
During the nine months of 2018, we granted 24,800 time-based phantom units to certain officers and employees to vest in equal installments on each anniversary date of the grant over a period of two years.
The following table summarizes awards granted during the nine months ended September 30, 2018.

	Total Units	Phantom Units	Restricted Units	Fair Value per Unit at Award Date
Outstanding at December 31, 2017	333,821	310,780	23,041	$13.10
Granted	61,768	24,800	36,968	$7.90
Vested	(53,656)	(30,616)	(23,040)	$13.44
Forfeitures	(2,000)	(2,000)	—	$6.98
Outstanding at September 30, 2018	339,933	302,964	36,969	$12.14

For the nine months ended September 30, 2018, and 2017, we recorded non-cash equity-based compensation expense of $1.2 million and $1.0 million, respectively, in selling, general and administrative expenses.
As of September 30, 2018, the unrecognized compensation expense related to the grants discussed above amounted to $1.0 million to be recognized over a weighted average of 0.8 years.

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
The composition of our provision for income taxes is as follows:

	Nine Months Ended September 30,
	2018	2017

	($ in thousands)
Texas margin tax	$128	$(58)
Canadian income tax	55	—
Total provision for income taxes	$183	$(58)

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
Diluted earnings per unit is computed by dividing net income by the weighted-average number of common units outstanding, including the number of common units that would have been outstanding had potential dilutive units been exercised.  The dilutive effect of restricted units is reflected in diluted net income per unit by applying the treasury stock method.  For periods in which warrants are dilutive, we reverse the income effects of the warrants and include incremental units in our computation of diluted earnings per unit. Under FASB ASC 260-10-45, Contingently Issuable Shares, 93,806 of our outstanding phantom units are not included in basic or diluted earnings per common unit calculations as of September 30, 2018, and 2017.
Basic and diluted earnings per unit for the three months ended September 30, 2018, and 2017, is calculated as follows:

	Continuing		Discontinued		Consolidated

	Three Months Ended September 30,
	2018	2017	2018	2017	2018	2017

	($ in thousands, except unit and per unit data)
Net income (loss)	$(3,853)	$5,482	$—	$(468)	$(3,853)	$5,014

Weighted average common units outstanding	31,034,186	30,150,915	31,034,186	30,150,915	31,034,186	30,150,915
Weighted average units deemed participating securities	—	119,657	—	119,657	—	119,657
Weighted average number of common units outstanding - basic	31,034,186	30,270,572	31,034,186	30,270,572	31,034,186	30,270,572
Add incremental units from assumed exercise of warrants	—	130,012	—	130,012	—	130,012
Weighted average number of common units outstanding - diluted	31,034,186	30,400,584	31,034,186	30,400,584	31,034,186	30,400,584

Earnings (loss) per unit, basic	$(0.12)	$0.19	$—	$(0.02)	$(0.12)	$0.17
Earnings (loss) per unit, diluted	$(0.12)	$0.18	$—	$(0.02)	$(0.12)	$0.16
Basic and diluted earnings per unit for the nine months ended September 30, 2018, and 2017 is calculated as follows:

	Continuing		Discontinued		Consolidated

	Nine Months Ended September 30,
	2018	2017	2018	2017	2018	2017

	($ in thousands, except unit and per unit data)
Net income (loss) used to compute earnings (loss) per common unit, basic	$7,061	$(9,333)	$—	$(3,125)	$7,061	$(12,458)
Unrealized (gain) loss on fair value of warrant	—	(3,212)	—	—	—	(3,212)
Net income (loss) used to compute earnings (loss) per common unit, diluted	$7,061	$(12,545)	$—	$(3,125)	$7,061	$(15,670)

Weighted average common units outstanding	31,020,310	30,120,216	31,020,310	30,120,216	31,020,310	30,120,216
Weighted average units deemed participating securities	213,213	—	213,213	—	213,213	—
Weighted average number of common units outstanding - basic	31,233,523	30,120,216	31,233,523	30,120,216	31,233,523	30,120,216
Weighted average potentially dilutive units outstanding	15,757	—	15,757	—	15,757	—
Add incremental units from assumed exercise of warrants	121,872	62,875	121,872	62,875	121,872	62,875
Weighted average number of common units outstanding - diluted	31,371,152	30,183,091	31,371,152	30,183,091	31,371,152	30,183,091

Earnings (loss) per unit, basic	$0.23	$(0.31)	$—	$(0.10)	$0.23	$(0.41)
Earnings (loss) per unit, diluted	$0.23	$(0.42)	$—	$(0.10)	$0.23	$(0.52)

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
On August 8, 2016, we, as part of the private placement described above, issued a warrant to the purchaser to purchase approximately 890,000 common units at an exercise price of $10.82 per common unit. The warrant shall be exercisable for a period of six years from the closing date and include customary provisions and protections, including anti-dilution protections. The fair value of this warrant at issuance date was calculated at $5.56 per unit based on a Black Scholes valuation model, utilizing Level 2 inputs based on the hierarchy established in ASC 820, Fair Value Measurement.  This liability is  marked to market each quarter with fair value gains and losses recognized immediately in earnings and included in Other expense (income) on our Condensed Consolidated Statements of Operations. We recorded a non-cash mark-to-market gain of $1.5 million and $1.9 million during the three and nine months ended September 30, 2018, and a non-cash mark-to-market gain of $0.9 million and $3.2 million during the three and nine months ended September 30, 2017.
The fair values of outstanding derivative instruments and warrant and their classifications within our Condensed Consolidated Balance Sheets are summarized as follows:

	September 30, 2018	December 31, 2017	Classification

	($ in thousands)
Warrant liability	$912	$2,811	Other long-term liabilities
The effect of derivative instruments, none of which has been designated for hedge accounting, on our Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017	Classification

	((income) expense $ in thousands)
Interest rate swaps	$—	$2	$—	$(62)	Interest expense, net
Warrant	(1,467)	(900)	(1,899)	(3,212)	Other expense (income)
	$(1,467)	$(898)	$(1,899)	$(3,274)

10.       SUPPLEMENTAL CASH FLOW DISCLOSURES
The following supplemental disclosures may assist in the understanding of our Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
	2018	2017

	($ in thousands)
Cash paid for interest, net of capitalized interest	$13,878	$10,934
Cash paid for income taxes, net of refunds	$28	$(22)
Issuance of equity	$5,974	$—
Purchases of PP&E accrued but not paid at period-end	$7,670	$1,432
Purchases of PP&E accrued in a prior period and paid in the current period	$11,372	$170
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

Results of Operations
The following table summarizes our consolidated operating results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	($ in thousands)
Revenues	$62,961	$103,215	$271,553	$261,161
Operating expenses:
Cost of goods sold (excluding depreciation, depletion and amortization)	52,337	80,239	205,229	223,978
Depreciation, depletion and amortization	5,316	6,078	15,532	16,409
Selling, general and administrative expenses	3,693	7,302	19,654	20,030
Contract and project terminations	—	—	1,689	—
Total operating expenses	61,346	93,619	242,104	260,417
Operating income (loss)	1,615	9,596	29,449	744
Other expense (income):			—
Interest expense, net	6,907	5,073	24,135	13,353
Other	(1,472)	(901)	(1,930)	(3,218)
Total other expense	5,435	4,172	22,205	10,135
Income (loss) from continuing operations before provision for income taxes	(3,820)	5,424	7,244	(9,391)
Provision (benefit) for income taxes	33	(58)	183	(58)
Net income (loss) from continuing operations	(3,853)	5,482	7,061	(9,333)
Income (loss) from discontinued operations, net of taxes	—	(468)	—	(3,125)
Net income (loss)	$(3,853)	$5,014	$7,061	$(12,458)

Adjusted EBITDA (a)	$7,927	$18,743	$48,675	$26,345
(a)         See “Adjusted EBITDA” below for a discussion of Adjusted EBITDA and a reconciliation to net income (loss) and cash flows from operations.
Major Factors Impacting Comparability Between Prior and Future Periods
Market Trends
The market for frac sand began to soften in early August 2018, due to a temporary decline in well completion activities as well as oil and natural gas exploration and production companies' budget exhaustions. These factors, along with the new production from in-basin frac sand competitors discussed below, led the sand market to quickly turn from a state of short supply in the first half of the year to oversupply in the last two months of the third quarter. As a result, the entire industry has experienced pricing pressure, particularly on the northern white product. This trend accelerated throughout September and is expected to continue through the rest of 2018. Based on industry outlooks from third-party research firms and customers, we expect conditions to improve in early 2019 as budgets are reset and demand and supply are better aligned.
Based on our 2019 outlook, we continue to enter into multi-year contracts with some of our key accounts. We are also executing take-or-pay sand supply agreements for our San Antonio operation and we are working on contracts with customers for Oklahoma. We believe that sand supply agreements ensure the customers a steady supply of product in exchange for covering fixed costs plus needed margins associated with operating our business.
Based on a shift in some customers’ preference for lower quality sand, our competitors have built in-basin frac sand operations targeting the Permian Basin in West Texas, the Eagle Ford Shale in South Texas, and Mid-Continent in Oklahoma.  There can be no assurances that all of the announced projects will be completed given permitting, construction, infrastructure, and environmental constraints. Our San Antonio operation positions us to target the second most active Texas in-basin market.

Expansion of Sand Resources
On May 11, 2018, we signed a 25-year lease deal for the mining rights to approximately 600 acres located in Kingfisher County, Oklahoma, about 60 miles northwest of Oklahoma City. We purchased 40 acres of land adjoining the leased acreage on which to construct wet and dry processing plants expected to have a capacity of 1.5 million tons per year. This facility will serve the Mid-Continent region. We began construction in the third quarter and, with production anticipated to come online in early 2019. The site is connected to a highway and has close proximity to railway, which could facilitate product shipment if we choose to develop rail loadout infrastructure.
On April 12, 2017, we closed the transaction to acquire our San Antonio operations for $20 million. The San Antonio site is located approximately 25 miles south of San Antonio, Texas and previously produced and sold construction, foundry and sports sands, but did not serve the energy markets. We upgraded the existing operations for conversion into frac sand production and commenced frac sand production in July 2017. As part of our expansion strategy in San Antonio, we began construction of a new wet and dry plant on the site in October 2017. The new dry plant commenced operations in late April 2018. Full construction of the dry and wet plant is expected to be completed in the fourth quarter of 2018.  Our San Antonio reserves contain API-specification, strategic reserves (40/70 and100 mesh sands) that bolster our presence with in-basin local sands and balance our portfolio of northern white to local sands. With the close proximity of the plant to the Eagle Ford Shale, we expect to sell the majority of the sand produced at the plant into this shale play, which is currently the second most active in the United States.
Fixed Costs for Sand
We often enter into multi-year contracts with third parties for agreements that include railcar leases, transload terminal leases, and minimum volume mining contracts. During periods of business expansion, we typically enter into new arrangements with various third parties, or we increase commitments with existing third parties. During periods of business contraction, we work with our providers to lower our fixed cost obligations. We have achieved some success on reducing fixed costs during periods of business contraction, most notably during 2015 and 2016. In the second quarter we successfully deployed all of our railcars back into service. However, with the recent market shift from northern white sand and terminal sales, we have begun putting some railcars back into storage.
Changing Preferences of Customer Demand
For several years leading up to 2015, most oil and gas producers preferred the highest quality, coarsest grades of frac sand (20/40 and 30/50) to complete shale wells around North America. The drop in oil and gas prices during 2015 and 2016 forced many oil and gas producers to consider alternatives for lowering the cost to complete a new well. Lower quality proppants compared to northern white sands are often located closer to the shale basins than northern white sands, so some operators have elected to use these proppants and save on transportation costs. Finer mesh sands (40/70 and 100 mesh) have also been used more regularly as oil and gas well completion designs have evolved. Additionally, the amount of proppant pumped downhole per horizontal well continues to increase. As a leading provider of frac sand, we are able to meet the changing needs of our customers and the market. Our diversified set of capabilities enables us to produce both coarse and fine grades in large quantities. With our acquisition in San Antonio, we have two Texas operations that are well positioned geographically to meet the strong demand in the prolific Texas basins. Our new Kingfisher, Oklahoma site will allow us to serve customers in-basin for the Mid-Continent region.
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

Continuing operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	($ in thousands)
Revenues:
Frac sand revenues	$61,597	$101,795	$268,356	$258,055
Non-frac sand revenues	1,364	1,420	3,197	3,106
Total revenues	62,961	103,215	271,553	261,161
Operating expenses:
Cost of goods sold (excluding depreciation, depletion and amortization)	52,337	80,239	205,229	223,978
Depreciation, depletion and amortization	5,316	6,078	15,532	16,409
Selling, general and administrative expenses	3,693	7,302	19,654	20,030
Contract and project terminations	—	—	1,689	—
Operating income (loss)	$1,615	$9,596	$29,449	$744
Net income (loss) from continuing operations	$(3,853)	$5,482	$7,061	$(9,333)

Adjusted EBITDA (a)	$7,927	$18,743	$48,675	$26,345

Volume of frac sand sold (tons in thousands)	985	1,361	3,941	3,890
Volume of non-frac sand sold (tons in thousands)	88	119	224	233
Total volume of sand sold (tons in thousands)	1,073	1,480	4,165	4,123

Terminal sand sales (tons in thousands)	247	671	1,249	1,803

Volume of frac sand produced by plant (tons in thousands):
Arland, Wisconsin facility	161	463	1,061	1,339
Barron, Wisconsin facility	353	497	1,360	1,547
New Auburn, Wisconsin facility	210	346	865	965
San Antonio, Texas facility (b)	223	16	391	16
Kosse, Texas facility	95	53	302	165
Total volume of frac sand produced	1,042	1,375	3,979	4,032
(a)         See “Adjusted EBITDA” below for a discussion of Adjusted EBITDA and a reconciliation to net income (loss) and operating cash flows.
(b) We commenced frac sand production at the San Antonio facility in July 2017.
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Revenues
Sand revenues decreased by $40.3 million primarily due to a 28% decrease in total volumes sold driven by the decreased market demand for frac sand resulting from a temporary slow down in well completion activities. FOB plant sales volumes increased 2% compared to a 63% decrease in the higher-priced, terminal sand sales. Terminal sales as a percentage of total volumes sold decreased from 45% in 2017 to 23% in 2018. Revenue per ton decreased to $58.68 in 2018 compared to $69.74 per ton in 2017, due to lower northern white volumes sold, shift in mix away from higher-priced terminal sales and a decline in northern white prices.

The major changes from 2017 to 2018 are as follows:

•
$20.3 million decrease in northern white sales (excluding estimated transportation markups), relating primarily to a 49% decrease in volumes sold, offset by $12.3 million increase of Texas sand sales mainly due to the addition of our San Antonio operation in July 2017; and

•	an estimated $32.3 million decrease in markups due to lower volumes sold through terminals.
Cost of goods sold (excluding depreciation, depletion and amortization)
Our cost of goods sold consists primarily of direct costs such as processing plant wages, royalties, mining, purchased sand, and transportation to the plant or to transload facilities, as well as indirect costs such as plant repairs and maintenance. Our direct costs of producing sand and our logistics costs for finished product decreased with our decreased sales. The most significant components of the $27.9 million decrease from 2017 to 2018 are:

•	$22.1 million decrease in rail transportation-related expense, primarily due to decreased rail shipping costs resulting from decreased terminal sales volumes;

•	$4.2 million decrease in costs of transload facilities due to decreased volumes; and

•	$1.6 million decrease in the total cost to acquire and produce sand due to 28% decrease in total volumes sold, offset by higher start up costs for our San Antonio plant.
Selling, general and administrative expenses
The $3.6 million decrease in selling, general and administrative expenses is attributable primarily to a decrease in employee-related costs mainly due to reduced bonus accruals in 2018.
Interest expense
Net interest expense increased $1.8 million primarily due to;

•	$4.9 million increase due to $175 million additional notes issued under the Second Lien Note Purchase Agreement; offset by

•	$2.5 million decreased interest expense due to the reduction of outstanding balances under the revolving credit facility; and

•	$0.6 million interest capitalized for the construction of the San Antonio plants.
Other
Other income increased $0.6 million due to a higher mark-to-market net gain recognized in 2018 for a change in the fair value of the warrant issued in August 2016.
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Revenues
Sand revenues increased by $10.4 million, primarily due to higher prices of frac sand in 2018 compared to 2017, offset by lower terminal sales volumes. FOB plant sales volumes increased 26% compared to a 31% decrease for the higher-priced terminal sand sales. Terminal sales as a percentage of total volumes sold decreased from 44% in the nine months of 2017 to 30% in the nine months of 2018. Revenue per ton increased to $65.20 in 2018 compared to $63.34 per ton in 2017 due to price increases, offset by a shift in mix between direct FOB plant sales and terminal sand sales.
The major changes from 2017 to 2018 are as follows:

•	$35.4 million increase in sales (excluding estimated transportation markups), relating primarily to improved pricing for frac sand, and addition of our San Antonio operation in July 2017; offset by

•	an estimated $25.1 million decrease in markups due to decreased terminal sales volumes.

Cost of goods sold (excluding depreciation, depletion and amortization)
Our cost of goods sold consists primarily of direct costs such as processing plant wages, royalties, mining, purchased sand, and transportation to the plant or to transload facilities, as well as indirect costs such as plant repairs and maintenance. Our logistics costs for finished product decreased due to lower terminal sales, offset by our increased direct costs of producing sand.  The most significant components of the $18.7 million decrease are:

•	$27.4 million decrease in rail transportation-related expense, primarily due to:

•	$26.0 million decreased rail shipping costs due to decreased terminal sales volumes sold and the shift in mix between direct FOB plant sales and terminal sand sales; and

•	$1.2 million decreased railcar storage costs as we had placed previously stored cars back into service.

•	$4.6 million decrease in costs of transload facilities due to decreased volumes, offset by

•	$13.2 million increase in the total cost to acquire and produce wet and dry sand, due mainly to higher startup costs at our San Antonio plant.
Selling, general and administrative expenses
The $0.4 million decrease in selling, general and administrative expenses is attributable primarily to:

•	$2.7 million decrease in employee-related costs mainly due to reduced bonus accruals in 2018, and employee equity- based compensation; offset by

•	$1.1 million expenses related to the long-term debt refinancing in January 2018;
Interest expense
Net interest expense increased $10.8 million primarily due to:

•	$15.6 million increase due to a $215 million addition of the notes issued under the Second Lien Note Purchase Agreement; and

•	$3.9 million write-off of deferred financing costs relating to the reduction of our revolving credit facility in January 2018; offset by

•	$6.8 million decreased interest expense due to the reduction of outstanding balances under the revolving credit facility; and

•	$1.7 million interest capitalized for the construction of the San Antonio plants.
Other
Other income decreased $1.3 million due to a lower mark-to-market net gain recognized in 2018 for a change in the fair value of the warrant issued in August 2016.
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
During the nine months ended September 30, 2017, we wrote off a non-cash charge of $3.1 million of the hydrotreator and pipeline escrow receivables relating to completion delays and cost overruns.
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
Second Lien Note Purchase Agreement
On January 5, 2018, the Partnership as guarantor, and the Partnership’s wholly owned subsidiaries Emerge Energy Services Operating LLC and Superior Silica Sands LLC, as issuers, entered into a $215.0 million Second Lien Note Purchase Agreement with HPS Investment Partners, LLC as notes agent and collateral agent (the “Second Lien Note Purchase Agreement”). The notes issued under the Second Lien Note Purchase Agreement will mature on January 5, 2023. Proceeds of the sale of the notes under the Second Lien Note Purchase Agreement will be used (i) to fully pay off the Partnership’s existing second lien term credit facility, (ii) to fully pay off the obligations under the Partnership’s Prior Credit Agreement, (iii) to finance capital expenditures, (iv) to pay fees and expenses incurred in connection with the new second lien facility and (v) for general business purposes. Substantially all of the Partnership’s assets are pledged as collateral on a second lien basis.
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

Commencing on September 30, 2018, we are required to make quarterly principal payments (without premium or penalty) equal to (i) for each fiscal quarter ending on or prior to December 31, 2019, 1.25%, and (ii) for each fiscal quarter thereafter, 1.875%, of the original principal amount. Accordingly, on September 30, 2018, we have classified $13.4 million of principal as a current liability.
The notes under the Second Lien Note Purchase Agreement bear interest at 11% per annum until December 31, 2018, and ranging from 10.00% per annum to 12.00% per annum thereafter, depending on the our leverage ratio.
Covenants Compliance
At September 30, 2018, we were in compliance with our loan covenants.
Liquidity Trends
In recent years, market prices for oil and natural gas have been highly volatile and have seen periods of downward pricing pressure. Although drilling and completion activity has improved significantly in the last two years, our cash flows from operating activities are subject to significant quarterly variations, as volatile commodity prices influence demand for our frac sand. Increased production from competitors can also potentially affect demand for our frac sand. Cash generated by our operations are thus driven by a number of factors beyond our control, including global and regional product supply and demand, weather, product distribution and refining and processing capacity and other supply chain dynamics, among other factors. As a result, our liquidity needs may not be met solely by cash generated from operations, and we expect to continue relying on borrowings under the Credit Agreement as source of future liquidity.
Furthermore, our ability to comply with the restrictions and covenants of the Credit Agreement and the Second Lien Note Purchase Agreement is uncertain and will be affected by the amount of cash flow from our operations and events or circumstances beyond our control, including events and circumstances that may stem from the condition of financial markets and commodity price levels. We are currently in compliance with the financial covenants under the Credit Agreement and the Second Lien Note Purchase Agreement. However, if in the future we are unable to comply with the financial covenants and the lenders are unwilling to provide us with additional flexibility or a waiver, it could result in a default, and we may be forced to repay or refinance amounts then outstanding under the Credit Agreement or the Second Lien Note Purchase Agreement and seek alternative sources of capital to fund our business and anticipated capital expenditures. Any such alternative sources of capital, such as equity transactions or debt financing, may be on terms less favorable or at higher costs than our current financing sources, depending on future market conditions and other factors, or may not be available at all. Please see “Risk Factors”in our Annual Report on Form 10-K for the year ended December 31, 2017.
Cash Flow Summary
The table below summarizes our cash flows:

	Nine Months Ended September 30,
	2018	2017

	($ in thousands)
Cash flows from operating activities	$48,390	$(13,887)
Cash flows from investing activities	$(63,320)	$(25,658)
Cash flows from financing activities	$12,026	$40,090
Cash and cash equivalents at beginning of period	$5,729	$4
Cash and cash equivalents at end of period	$2,825	$549
Operating cash flows
Cash flows from operating activities have generally trended the same as our net income (loss) adjusted for non-cash items of depreciation, depletion and amortization, equity-based compensation, amortization of deferred financing costs, contract termination costs, unrealized losses on derivative instruments, and unrealized (gain) loss on fair value of warrants. Significant changes in our working capital resulted from lower account receivable balances in 2018, offset by higher prepaid expenses relating to our San Antonio plant and decrease in our current portion of long-term debt liability due to the refinance in January 2018.
Investing cash flows
Cash flows used in investing activities increased during the nine months ended September 30, 2018, due to construction of the San Antonio plants. We had significantly curtailed our capital expenditures to comply with our bank covenants that limited capital expenditures during the nine months ended September 30, 2017.

Financing cash flows
Our cash balance as of September 30, 2018, was $2.8 million compared to $5.7 million as of December 31, 2017, and $0.5 million as of September 30, 2017. During 2017, We were subject to a cash dominion requirement as per Amendment No. 11 to our Prior Credit Agreement, which required all cash receipts by us and our subsidiaries to be swept on a daily basis and used to reduce outstanding borrowings under the Credit Agreement. We maintained a minimal cash balance and managed our cash on a daily basis and made advances against the revolver based on our daily disbursements. Following our entry into our Credit Agreement on January 5, 2018, we are in compliance with the requirements for excess availability and no longer in a dominion period for purposes of the agreement.
The main categories of our financing cash flows can be summarized as follows:

	Nine Months Ended September 30,
	2018	2017

	($ in thousands)
Net debt proceeds (payments)	$25,418	$45,400
Payment of financing costs	(11,971)	(3,024)
Other	(1,421)	(2,286)
Total	$12,026	$40,090
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

Reconciliation of Net Income (Loss) and Operating Cash Flows to Adjusted EBITDA
The following table reconciles net income (loss) to Adjusted EBITDA for the three months ended September 30, 2018, and 2017:

	Continuing		Discontinued		Consolidated

	Three Months Ended September 30,
	2018	2017	2018	2017	2018	2017

	($ in thousands)
Net income (loss)	$(3,853)	$5,482	$—	$(468)	$(3,853)	$5,014
Interest expense, net	6,907	5,073	—	—	6,907	5,073
Depreciation, depletion and amortization	5,316	6,078	—	—	5,316	6,078
Provision (benefit) for income taxes	33	(58)	—	—	33	(58)
EBITDA	8,403	16,575	—	(468)	8,403	16,107
Equity-based compensation expense	364	343	—	—	364	343
Reduction in escrow receivable	—	—	—	468	—	468
Provision for doubtful accounts	287	—	—	—	287	—
Accretion expense	30	25	—	—	30	25
Retirement of assets	123	—	—	—	123	—
Other state and local taxes	395	477	—	—	395	477
Non-cash deferred lease expense	(208)	2,223	—	—	(208)	2,223
Unrealized loss (gain) on fair value of warrant	(1,467)	(900)	—	—	(1,467)	(900)
Adjusted EBITDA	$7,927	$18,743	$—	$—	$7,927	$18,743

The following table present a reconciliation of net income (loss) to Adjusted EBITDA for the nine months ended September 30, 2018,  and 2017:

	Continuing		Discontinued		Consolidated

	Nine Months Ended September 30,
	2018	2017	2018	2017	2018	2017

	($ in thousands)
Net income (loss)	$7,061	$(9,333)	$—	$(3,125)	$7,061	$(12,458)
Interest expense, net	24,135	13,353	—	—	24,135	13,353
Depreciation, depletion and amortization	15,532	16,409	—	—	15,532	16,409
Provision (benefit) for income taxes	183	(58)	—	—	183	(58)
EBITDA	46,911	20,371	—	(3,125)	46,911	17,246
Equity-based compensation expense	1,224	1,020	—	—	1,224	1,020
Contract and project terminations	1,689	—	—	—	1,689	—
Reduction in escrow receivable	—	—	—	3,125	—	3,125
Provision for doubtful accounts	310	—	—	—	310	—
Accretion expense	92	83	—	—	92	83
Retirement of assets	443	60	—	—	443	60
Other state and local taxes	1,185	1,357	—	—	1,185	1,357
Non-cash deferred lease expense	(2,429)	6,453	—	—	(2,429)	6,453
Unrealized (gain) loss on fair value of warrant	(1,899)	(3,212)	—	—	(1,899)	(3,212)
Other adjustments allowable under our Credit Agreement	1,149	213	—	—	1,149	213
Adjusted EBITDA	$48,675	$26,345	$—	$—	$48,675	$26,345

The following table reconciles Adjusted EBITDA to our operating cash flows for the three and nine months ended September 30, 2018, and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2018	2017	2018	2017

	($ in thousands)
Adjusted EBITDA	$7,927	$18,743	$48,675	$26,345
Interest expense, net	(5,852)	(4,169)	(17,538)	(10,828)
Income tax expense	(429)	(419)	(1,369)	(1,299)
Other adjustments allowable under our Credit Agreement	—	—	(1,149)	(213)
Cost to retire assets	(19)	—	(19)	19
Non-cash deferred lease expense	208	(2,223)	2,429	(6,453)
Change in other operating assets and liabilities	10,453	(18,646)	17,361	(21,458)
Cash flows from operating activities:	$12,288	$(6,714)	$48,390	$(13,887)

Cash flows from investing activities:	$(7,544)	$(2,036)	$(63,320)	$(25,658)

Cash flows from financing activities:	$(3,035)	$9,110	$12,026	$40,090

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information about market risks for the nine months ended September 30, 2018, does not differ materially from that discussed under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017.
ITEM 4.                                                 CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended September 30, 2018, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 5.                                                 OTHER INFORMATION
On June 4, 2018, our subsidiary, Superior Silica Sands LLC, received an imminent danger order (the Order) under section 107(a) of the Federal Mine Safety and Health Act of 1977 at our San Antonio plant. The order stated that a customer truck driver was on top of the loaded trailer without wearing fall protection. No injuries occurred from this incident. We took corrective action with respect to this incident. This Order should have been reported on a Current Report on Form 8-K, under Item 1.04 (Mine Safety - Reporting of Shutdowns and Patterns of Violations).

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
Date: November 7, 2018

EMERGE ENERGY SERVICES LP

By:	EMERGE ENERGY SERVICES GP LLC, its general partner

By:	/s/ Rick Shearer
Rick Shearer
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Deborah Deibert
Deborah Deibert
Chief Financial Officer
(Principal Financial Officer)